Form 10-Q
period 2022-09-30
Atlassian Corp
filed 2022-11-04
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37651

Atlassian Corporation
(Exact name of Registrant as specified in its charter)

Delaware	88-3940934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Bush Street, Floor 13
San Francisco, California 94104
(Address of principal executive offices and Zip Code)

(415) 701-1110
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	TEAM	Nasdaq Global Select Market
Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 3, 2022, there were 148,272,295 shares of the registrant’s Class A Common Stock ($0.00001 par value per share) and 107,247,693 shares of the registrant’s Class B Common Stock ($0.00001 par value per share) outstanding.

EXPLANATORY NOTE
On September 30, 2022, Atlassian Corporation Plc, a public company limited by shares, incorporated and registered in the United Kingdom (the “UK”), completed a redomestication, which was approved by the shareholders of Atlassian Corporation Plc, resulting in Atlassian Corporation, a Delaware corporation, becoming our publicly traded parent company (the “U.S. Domestication”). Immediately prior to the effective time of the U.S. Domestication, existing shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms. As a result, all outstanding shareholders of Atlassian Corporation Plc became common stockholders of Atlassian Corporation. Throughout this Form 10-Q, references to “Atlassian,” the “Company,” “our,” “we” and “us” (i) for periods until the completion of the U.S. Domestication, refer to Atlassian Corporation Plc and (ii) for periods at or after the completion of the U.S. Domestication, refer to Atlassian Corporation. Also, throughout this Form 10-Q, we refer to our equity securities (i) for periods until the completion of the U.S. Domestication, as ordinary shares and (ii) for periods at or after the completion of the U.S. Domestication, as shares of common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$1,468,571	$1,385,265
Marketable securities	54,537	73,294
Accounts receivable, net	246,781	308,127
Assets held for sale	—	60,265
Prepaid expenses and other current assets	96,999	70,002
Total current assets	1,866,888	1,896,953
Non-current assets:
Property and equipment, net	103,336	100,662
Operating lease right-of-use assets	266,885	277,276
Strategic investments	239,323	159,064
Intangible assets, net	92,544	100,840
Goodwill	721,912	722,838
Deferred tax assets	9,475	10,335
Other assets	71,069	58,862
Total assets	$3,371,432	$3,326,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,461	$81,220
Accrued expenses and other current liabilities	274,770	406,139
Deferred revenue, current portion	1,066,090	1,066,059
Operating lease liabilities, current portion	45,360	40,638
Total current liabilities	1,497,681	1,594,056
Non-current liabilities:
Deferred revenue, net of current portion	106,744	116,621
Operating lease liabilities, net of current portion	267,373	274,434
Term loan facility	999,463	999,419
Deferred tax liabilities	1,038	312
Other non-current liabilities	18,520	14,616
Total liabilities	2,890,819	2,999,458
Commitments and contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 148,272,295 and 144,891,749 issued and outstanding at September 30, 2022 and June 30, 2022, respectively	1	1
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 107,247,693 and 110,035,649 issued and outstanding at September 30, 2022 and June 30, 2022, respectively	1	1
Additional paid-in capital	2,355,991	2,182,536
Accumulated other comprehensive income	7,391	13,864
Accumulated deficit	(1,882,771)	(1,869,030)
Total stockholders’ equity	480,613	327,372
Total liabilities and stockholders’ equity	$3,371,432	$3,326,830
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues:
Subscription	$650,984	$435,296
Maintenance	113,565	130,590
Other	42,843	48,138
Total revenues	807,392	614,024
Cost of revenues (1) (2)	139,392	96,256
Gross profit	668,000	517,768
Operating expenses:
Research and development (1) (2)	399,006	272,140
Marketing and sales (1) (2)	160,128	99,329
General and administrative (1)	142,893	89,822
Total operating expenses	702,027	461,291
Operating income (loss)	(34,027)	56,477
Other income (expense), net	29,289	(455,804)
Interest income	5,143	277
Interest expense	(6,121)	(11,518)
Loss before income taxes	(5,716)	(410,568)
Provision for income taxes	(8,025)	(636)
Net loss	$(13,741)	$(411,204)
Net loss per share:
Basic	$(0.05)	$(1.63)
Diluted	$(0.05)	$(1.63)
Weighted-average shares used in computing net loss per share:
Basic	255,167	252,106
Diluted	255,167	252,106
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$10,613	$5,917
Research and development	110,129	64,282
Marketing and sales	23,195	14,494
General and administrative	29,694	16,214
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$5,697	$5,689
Research and development	94	94
Marketing and sales	2,505	2,271
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net loss	$(13,741)	$(411,204)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustment	(10,577)	(3,330)
Net change in unrealized gains (losses) on marketable and privately held debt securities	135	(1,197)
Net gain (loss) on cash flow hedging derivative instruments	3,969	(12,761)
Other comprehensive loss, before tax	(6,473)	(17,288)
Income tax effect	—	132
Other comprehensive loss, net of tax	(6,473)	(17,156)
Total comprehensive loss, net of tax	$(20,214)	$(428,360)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued under employee stock plans	624	—	—	—	(176)	—	—	(176)
Conversion from Class B Common Stock to Class A Common Stock	2,788	—	(2,788)	—	—	—	—	—
Stock-based compensation	—	—	—	—	173,631	—	—	173,631
Other comprehensive loss, net of tax	—	—	—	—	—	(6,473)	—	(6,473)
Net loss	—	—	—	—	—	—	(13,741)	(13,741)
Balance at September 30, 2022	148,232	$1	107,248	$1	$2,355,991	$7,391	$(1,882,771)	$480,613

	Three Months Ended September 30, 2021
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	137,038	$1	114,610	$1	$1,657,426	$5,354	$(1,349,520)	$313,262
Common stock issued under employee stock plans	912	—	—	—	1	—	—	1
Conversion from Class B Common Stock to Class A Common Stock	1,139	—	(1,139)	—	—	—	—	—
Stock-based compensation	—	—	—	—	100,944	—	—	100,944
Other comprehensive loss, net of tax	—	—	—	—	—	(17,156)	—	(17,156)
Net loss	—	—	—	—	—	—	(411,204)	(411,204)
Balance at September 30, 2021	139,089	$1	113,471	$1	$1,758,371	$(11,802)	$(1,760,724)	(14,153)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,741)	$(411,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,620	13,304
Stock-based compensation	173,631	100,907
Deferred income taxes	1,522	(1,614)
Net loss on exchange derivative and capped call transactions	—	424,482
Amortization of debt discount and issuance cost	118	9,841
Net loss on strategic investments	11,513	31,422
Net foreign currency gain	(3,625)	(6,398)
Gain on a non-cash sale of a controlling interest of a subsidiary	(43,092)	—
Other	—	(615)
Changes in operating assets and liabilities:
Accounts receivable, net	61,314	(13,211)
Prepaid expenses and other assets	(22,677)	(21,185)
Accounts payable	31,147	10,223
Accrued expenses and other liabilities	(108,443)	(84,406)
Deferred revenue	(9,845)	13,455
Net cash provided by operating activities	92,442	65,001
Cash flows from Investing activities:
Business combinations, net of cash acquired	(600)	(1,138)
Purchases of property and equipment	(16,496)	(6,881)
Purchases of strategic investments	(8,350)	(53,000)
Purchases of marketable securities	(10,000)	(21,003)
Proceeds from maturities of investments	28,950	53,887
Proceeds from sale of strategic investments	258	—
Proceeds from sales of marketable securities	—	186,262
Net cash provided by (used in) investing activities	(6,238)	158,127
Cash flows from financing activities:
Proceeds from term loan facility	—	650,000
Repayment of exchangeable senior notes	—	(314,310)
Proceeds from settlement of capped call transactions	—	30,978
Proceeds from other financing arrangements	1,572	—
Other financing activities	(176)	1
Net cash provided by financing activities	1,396	366,669
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,939)	(2,109)
Net increase in cash, cash equivalents, and restricted cash	82,661	587,688
Cash, cash equivalents, and restricted cash at beginning of period	1,386,686	931,023
Net decrease in cash and cash equivalents included in assets held for sale	602	502
Cash, cash equivalents, and restricted cash at end of period	$1,469,949	$1,519,213

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,468,571	$1,507,418
Restricted cash included in other non-current assets	1,378	11,795
Total cash, cash equivalents, and restricted cash	$1,469,949	$1,519,213
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$29,220	$11,330
Interest paid	5,575	1,199
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	(6,978)	(2)

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation, a Delaware corporation, designs, develops, licenses, and maintains software and provisions software hosting services to help teams organize, discuss, and complete their work. Our primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, Trello for capturing and adding structure to fluid, fast-forming work for teams, Jira Service Management for team service, management, and support applications, Jira Align for enterprise agile planning, and Bitbucket for code sharing and management. The Company is the successor parent entity to Atlassian Corporation Plc, which was a public company limited by shares, incorporated and registered in the UK.
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2023, for example, refer to the fiscal year ending June 30, 2023.
On September 30, 2022, the Company completed the U.S. Domestication to change its publicly traded parent company from a company incorporated under the laws of England and Wales to a Delaware corporation. Atlassian Corporation Plc’s stockholders and the High Court of Justice of England and Wales approved the scheme of arrangement effecting the U.S. Domestication. Effective after the close of market trading on September 30, 2022, all issued and outstanding ordinary shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms. The Class A Common Stock of Atlassian Corporation began trading on October 3, 2022 (the first trading day following the U.S. Domestication), and the Company’s trading symbol on The Nasdaq Global Select Market remained unchanged as “TEAM.”
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”). Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, the statements of operation, comprehensive loss, stockholders’ equity, and cash flows for the three months ended September 30, 2022 and 2021.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions in the Company’s condensed consolidated financial statements. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Such management estimates and assumptions include, but are not limited to, revenue recognition, useful lives and impairment of long-lived assets, valuation of intangible assets, fair value measurement of financial instruments and income taxes. Actual results could differ materially from these estimates.
Segment
The Company operates as a single operating segment. An operating segment is defined as a component of an entity for which discrete financial information is available and whose results of operations are regularly reviewed by the chief operating decision maker (“CODM”). The Company’s CODMs are its Co-Chief Executive Officers, who review its results of operations to make decisions about allocating resources and assessing performance based on consolidated financial information. Accordingly, the Company has determined it operates as a single operating and reportable segment.
Foreign Currency
The Company’s condensed consolidated financial statements are presented using the U.S. dollar, which is its reporting currency. The functional currency of some of the Company’s foreign subsidiaries is their local currency. Monetary assets and liabilities denominated in currencies other than the functional currencies of foreign subsidiaries are remeasured into the functional currency using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at rates of exchange in effect at the date of the transaction. Revenues and expenses are remeasured into the functional currency using average exchange rates. Foreign currency remeasurement and foreign currency transaction gains and losses (together “foreign currency exchange gains/losses”) are included in other income (expense), net in the condensed consolidated statements of operations. Assets and liabilities denominated in foreign subsidiaries’ functional currencies are translated into U.S. dollars using the exchange rate in effect on the date of translation. Revenues and expenses denominated in those subsidiaries’ functional currencies are translated into U.S. dollars using the average exchange rate in effect during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive loss.
Foreign currency exchange gain, net was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively.
Revenue Recognition
Policies, Estimates and Judgments
Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration we expect to receive for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales and other similar taxes collected from customers, which are subsequently remitted to governmental authorities.
Revenues are recognized upon the application of the following steps:
1.Identification of the contract or contracts with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when, or as, the performance obligation is satisfied.
The timing of revenue recognition may differ from the timing of billing our customers. The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recognized when performance is completed in advance of billings. Deferred revenue is recorded when billings are in advance of performance under the contract. The Company’s revenue arrangements include standard warranty provisions that the products and services will perform and operate in all material respects with the applicable published specifications, the financial impacts of which have historically been and are expected to continue to be insignificant. The Company’s contracts do not include a significant financing component.
Customer contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment.

The Company allocates the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each distinct performance obligation. Judgment is required in determining the SSP for each distinct performance obligation. The Company typically determines an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. In most cases, we are able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs to estimate the price that it would charge if the products and services were sold separately.
Products are generally sold with a right of return and may include other credits or incentives, and, in certain instances, the Company may estimate customer usage of its services, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration was not material for the periods presented.
Recognition of Revenue
Revenue recognized from contracts with customers is disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company reports revenues in three categories: (i) subscription, (ii) maintenance, and (iii) other. In addition, revenue is presented by geographic region and deployment option in Note 14, “Revenue.”
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that the Company provides. The Company also sells on-premises term license agreements for its data center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Subscription-based arrangements generally have a contractual term of one to twelve months, with a majority being one month. For cloud-based services, subscription revenue is recognized ratably as services are delivered, commencing with the date the service is made available to customers. For on-premises term license, and the support, the Company recognizes revenue upfront for the portion that relates to the delivery of the term license and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. The revenue recognition policy is consistent for subscription sales generated directly with customers and sales generated indirectly through solution partners and resellers.
Maintenance Revenues
Maintenance revenues represent fees earned from providing customers with unspecified future updates, upgrades and enhancements and technical product support for perpetual license products on an if-and-when-available basis. Maintenance revenue is recognized ratably over the term of the support period.
Other Revenues
Other revenues primarily include perpetual license revenue and fees received for sales of third-party apps in the Atlassian Marketplace. Technical account management, consulting and training services are also included in other revenues. Perpetual license revenues represent fees earned from the license of software to customers for use on the customer’s premises other than data center products. Software is licensed on a perpetual basis. Perpetual license revenues consist of the revenues recognized from sales of licenses to customers. The Company no longer sells perpetual licenses or upgrades for our Server offerings. The Company typically recognized revenue on the license portion of perpetual license arrangements once the customer obtained control of the license, which is generally upon delivery of the license. Revenue from the sale of third-party apps via Atlassian Marketplace is recognized on the date of product delivery given that all of our obligations have been met at that time and on a net basis the Company functions as the agent in the relationship. Revenue from technical account management is recognized over the time period that the customer has access to the service. Revenue from consulting and training is recognized over time as the services are performed.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are costs incurred to obtain a contract, if such costs are recoverable, and consist primarily of sales commissions and related payroll taxes. Incremental costs of obtaining a contract are earned on new and expansion contracts which are capitalized and amortized over the average period of benefit that the Company has determined to be four years, which is typically greater than the term of the initial customer contract and reflects the average period of benefit, including anticipated renewals. The Company does not pay sales commissions upon contract renewal. Amortization is commensurate with the pattern of revenue recognition, or when the transfer of control of the related goods or services occurs, over an estimated period of benefit of four years. Therefore, a portion of commissions related to our data center offering is expensed when the control of the license is transferred to the customer, and all other commissions are amortized on a straight-line basis over the four-year period.
The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications platform and related significant features. The Company includes the deferred contract costs in prepaid expense and other current assets and other non-current assets on the condensed consolidated balance sheets and amortization of deferred contract acquisition costs in marketing and sales expense in the condensed consolidated statements of operations.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of three months or less at the date of purchase. Cash equivalents also include amounts due from third-party credit card processors as they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash and cash equivalents are stated at fair value.
As of September 30, 2022 and June 30, 2022 the Company had restricted cash of $1.4 million, primarily used for the benefit of employees through a deferred compensation plan, which was not available for use in its operations. Restricted cash is included in other assets in the condensed consolidated balance sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based on an assessment of various factors, including historical credit loss experience adjusted for forward-looking factors specific to the debtors and the economic environment that may affect our ability to collect from customers. The allowance for credit losses and write-offs were not material for each of the periods ending September 30, 2022 and June 30, 2022.
Fair Value Measurements
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories of inputs:
•Level 1 - Quoted (unadjusted) market prices in active markets for identical assets or liabilities;
•Level 2 - Observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or examination.
Marketable Securities
The Company’s marketable securities are comprised of U.S. treasury securities and corporate debt securities. The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies them as available-for-sale securities (“AFS”) under the caption marketable securities in the condensed consolidated balance sheets.

AFS securities are carried at fair value, with changes in unrealized gains and losses reported in the condensed consolidated statements of comprehensive loss until realized. The Company evaluates investments with unrealized loss positions for other than temporary impairment by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. The Company recognizes the credit loss related impairment in other income (expense), net on our condensed consolidated statements of operations by writing down the amortized cost basis to the fair value. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities, as well as publicly held equity securities in which the Company does not have a controlling interest. Investments in privately held debt are classified as AFS securities.
Investments in privately held equity securities without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured at cost, less any impairment, using the measurement alternative. In applying the measurement alternative, the Company adjusts the carrying value of these investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer in the period of occurrence.
In determining adjustments to the carrying value of its strategic investments in privately held companies, the Company uses the most recent data available to the Company. Valuations of privately held securities are inherently complex and the determination of whether an orderly transaction is for an identical or similar investment requires judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions and liquidity considerations.
Investments in privately held equity securities are measured at fair value with changes recorded through other income (expense), net on the condensed consolidated statements of operations.
Equity Method Investments
Privately held equity securities in which the Company does not have a controlling financial interest but does exercise significant influence over the investment are accounted for under the equity method. The Company records a proportionate share of the investment’s earnings or losses, and impairment, if any, as a component of other income (expense), net in the condensed consolidated statements of operations. These investments are included in strategic investments in the condensed consolidated balance sheets.
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2022, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts with the objective to mitigate certain currency risks associated with cost of revenues and operating expenses denominated in foreign currencies. These foreign exchange forward contracts are designated as cash flow hedges. The Company also enters into foreign exchange forward contracts to hedge a portion of certain foreign currency denominated as monetary assets and liabilities to reduce the risk that such foreign currency will be adversely affected by changes in exchange rates. The Company uses interest rate swaps to hedge the variability of cash flows in the interest payments associated with its variable-rate debt due to changes in the London inter-bank offered rate (“LIBOR”) based floating interest rate. The interest rate swaps are designated as cash flow hedges and involve interest obligations for U.S. dollar-denominated amounts. The Company does not enter into derivative instrument transactions for trading or speculative purposes.

Hedging derivative instruments are recognized as either assets or liabilities and are measured at fair value. For derivative instruments designated as cash flow hedges, the gains (losses) on the derivatives are initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. The Company enters into master netting agreements with financial institutions to execute its hedging program. The master netting agreements are with select financial institutions to reduce the Company’s credit risk, as well as to reduce its concentration of risk with any single counterparty.
The Company had other derivatives, such as embedded exchange feature of the exchangeable senior notes and capped call transactions (“Exchange and Capped Call Derivatives”). Please see Note 12, “Debt” for details. The Exchange and Capped Call Derivatives were measured at fair value at each reporting date, and gains (losses) from changes in fair values were recognized in other income (expense), net in the consolidated statements of operations. The Company used the Black-Scholes option pricing models to estimate the fair value of the exchange feature of the exchangeable senior notes. Certain inputs used in the model such as stock price volatility requires judgment. The fair value of the capped call derivatives was obtained from counterparty banks.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method to allocate the cost over the estimated useful lives. The estimated useful lives for each asset class are as follows:

Equipment	3 years
Computer hardware and computer-related software	3 years
Furniture and fittings	5 years
Leasehold improvements	Shorter of the remaining lease term or 7 years
Leases
The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.
Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, whenever the interest rate implicit in the lease agreement is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments and in economic environments where the leased asset is located. The term of the lease includes the initial period of use of the leased asset plus any options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company reassesses the lease term if and when a significant event or change in circumstances occurs.
The carrying value of operating right-of-use assets includes the amount of lease liabilities recognized, initial direct cost incurred, and any prepaid lease payments less lease incentives. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term. This straight-line lease expense represents a single lease cost which is comprised of both the interest accretion component related to the lease liability and amortization of the right-of-use assets.
The Company’s lease agreements generally contain lease and non-lease components. Lease payments under these lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities and are expensed as incurred.
The Company applies the short-term lease recognition exemption for short-term leases, which are leases with a lease term of 12 months or less. Payments associated with short-term leases are recognized on a straight-line basis over the lease term.
The Company did not have any finance lease arrangements as of September 30, 2022 and June 30, 2022.

Assets Held for Sale
The Company classifies assets as held for sale when all of the following are met: (i) management has committed to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition; (iii) an active program to locate a buyer has been initiated; (iv) it is probable that a sale will occur within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If all held for sale criteria are met, the assets are reclassified and presented separately in the condensed consolidated balance sheets as assets held for sale at the lower of the carrying value or the fair value, less cost to sell, and no longer depreciated or amortized.
Business Combinations
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Assumptions used to estimate the fair value of the intangible assets include, but are not limited to, revenue growth rates, technology migration curves, customer attrition rates and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.
Intangible Assets
The Company acquires intangible assets separately or in connection with business combinations. Intangible assets are measured at cost initially. Intangible assets with finite lives are amortized over their estimated useful life using the straight-line method. The amortization expense on intangible assets is recognized in the condensed consolidated statements of operations in the expense category consistent with the function of the intangible asset.
The estimated useful lives for each intangible asset class are as follows:

Patents, trademarks and other rights	5 - 12 years
Customer relationships	3 - 10 years
Acquired developed technology	4 - 6 years
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows we expect the asset to generate. Any excess of the carrying value of the asset above its fair value is recognized as an impairment loss.
Goodwill
Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed.
Goodwill is tested for impairment at least annually during the fourth quarter of the Company’s fiscal year and more often if and when circumstances indicate that the carrying value may be impaired. The Company’s reporting unit is at the operating segment level. The Company performs its goodwill impairment test at the level of its operating segment, as there are no levels below the operating segment level for which discrete financial information is prepared and regularly reviewed by the Company’s CODM. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its operating segment is less than it’s carrying amount. If the operating segment does not pass the qualitative assessment, the carrying amount of the operating segment, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value exceeds its fair value. Any excess is recognized as an impairment loss in current period earnings.
Exchangeable Senior Notes
In 2018, the Company issued exchangeable senior notes due May 1, 2023 (the “Notes”), which were classified as financial liabilities at amortized cost and measured using the effective interest rate (“EIR”) method. Amortized cost was calculated by taking into account any discount and issuance cost that were an integral part of the EIR. The EIR amortization was included as interest expense in the condensed consolidated statements of operations. As of September 30, 2022 and June 30, 2022 the Notes had been fully settled and are no longer outstanding. Refer to Note 12, “Debt” for further details of the transaction.
Stock-based Compensation
The Company recognizes compensation expense related to all stock-based awards, including restricted stock units (“RSU”), restricted stock awards (“RSA”) and stock options issued to our employees in exchange for their service, based on the estimated fair value of the awards on the grant date. The fair value of each RSU or RSA is based on the fair value of the Company’s common stock on the date of grant. The Company estimated the fair value of stock option awards using the Black-Scholes option pricing model.
The Company recognizes costs related to stock-based awards, net of estimated forfeitures, over the awards’ requisite service period on a straight-line basis. No compensation cost is recognized for awards that do not ultimately vest because service conditions have not been met, and the Company estimates forfeiture based on historical experience. The respective expenses are recognized as employee benefits and classified in our condensed consolidated statements of operations according to the activities that the employees perform.
In connection with certain business combinations, the Company also issues replacement awards in exchange for awards held by employees of the acquiree. The Company recognizes the portion of the acquiree award that is attributable to pre-combination service as purchase consideration. The portion of the replacement award attributable to post-combination service is recognized as compensation expense and classified in our condensed consolidated statements of operations according to the activities that the employees perform. Refer to Note 15, “Stockholders Equity” for more information.
Defined Contribution Plan
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. The Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts.
Advertising Costs
Advertising costs are expensed as incurred as a component of marketing and sales expense in the condensed consolidated statements of operations.
Research and Development
Research and development costs are expensed as incurred and consists of the employee, software, and hardware costs incurred for the development of new products, enhancements and updates of existing products and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform are evaluated for capitalization during the development phase. Capitalized internal use software costs were not material to the Company’s condensed consolidated financial statements for the periods presented.
Concentration of Credit Risk and Significant Customers
Financial instruments potentially exposing the Company to credit risk consist primarily of cash, cash equivalents, accounts receivable, derivative contracts, investments, and capped call transactions related to our issuance of the Notes. The Company holds cash at financial institutions that management believes are high credit, quality financial institutions and invests in investment grade securities rated A- and above and debt securities. The Company’s derivative contracts expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company enters into master netting agreements with select financial institutions to reduce its credit risk and trades with several counterparties to reduce its concentration risk with any single counterparty. The Company does not have significant exposure to counterparty credit risk at this time. In addition, the Company does not require nor is required to post collateral of any kind related to any foreign currency derivatives.
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of September 30, 2022 and June 30, 2022, no customer represented more than 10% of the total accounts receivable balance. For the three months ended September 30, 2022 and 2021, no customer represented more than 10% of the total revenues.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities represent temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their corresponding tax basis used in the computation of taxable income. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. We recognize the effect on deferred tax assets and liabilities of a change in tax rates within the provision for income taxes as expense and income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Changes in deferred tax assets or liabilities are recognized as a component of tax expense (benefit) in the condensed consolidated statements of operations, except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively. Where deferred tax arises from the initial accounting for a business combination, the tax effect is included in the accounting for the business combination.
Deferred tax assets are regularly evaluated for future realization and reduced by a valuation allowance to an amount for which realization is more likely than not. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, carry back potential if permitted under the tax law, and results of recent operations. Significant management judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the amount of future taxable income, together with future tax-planning strategies. Assumptions about the generation of future taxable income depend on management’s estimates of future cash flows, future business expectations, capital expenditures, dividends, and other capital management transactions. Management judgment is also required in relation to the application of income tax legislation, which involves complexity and an element of uncertainty. In the event there is a change in the Company’s assessment of its ability to recover deferred tax assets, the income tax provision would be adjusted accordingly, resulting in a corresponding adjustment to the condensed consolidated statements of operations.
Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes. ASC 740 specifies a two-step process in which (1) the Company determines whether it’s more likely than not that tax positions will be sustained on the basis of the technical merits of the position, and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company considers many factors when evaluating uncertain tax positions, which involve significant judgement and may require periodic reassessment. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For details of taxation, please refer to Note 17, “Income Taxes.”
New Accounting Standards Not Yet Adopted in Fiscal Year 2023
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU is elective and provides relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments are effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the standard would have on our consolidated financial statements if we chose to elect to adopt this ASU.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. We adopted this standard effective July 1, 2022 using a modified retrospective method. The adoption did not have a material impact on our condensed consolidated financial statements during the three months ended September 30, 2022.
3. Conversion from IFRS to GAAP
As part of the U.S. Domestication, the Company has retrospectively converted its Consolidated Financial Statements from International Financial Reporting Standards (“IFRS”) to GAAP. Refer to Note 1, “Description of Business,” for additional details.
The significant differences between IFRS and GAAP as they relate to these financial statements are as follows:
(a) Stock-based Compensation
Under IFRS, prior to the adoption of GAAP, the Company adhered to the accelerated method of expense recognition for stock-based compensation subject to graded vesting. The application of this accounting method results in more of the grant’s stock-based compensation being recognized in the earlier years of the grant.
Under GAAP, the Company accounts for stock-based compensation using the straight line expense method, recognizing the expense ratably over the service period, which is generally four years. This change in the timing of the expense recognition is the primary driver for the GAAP transition differences. The resulting decrease in stock-based compensation expense from the transition from IFRS to GAAP was $18.1 million for the three months ended September 30, 2021.
(b) Leases
Under IFRS, prior to the adoption of GAAP, the Company, as lessee, applied the single lease model that is similar to the accounting for a finance lease under GAAP. The expense recognition presented a higher portion of the total expense earlier in the term as a combination of straight-line depreciation of the right-of-use asset and the effective interest rate method applied to the lease liability results in a decreasing rate of interest expense recognition throughout the lease term.
Under GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and a interest expense component, on a straight-line basis throughout the lease term. This resulted in lease expense being reclassified from interest expense into operating expense under GAAP which decreased interest expense by $1.7 million for the three months ended September 30, 2021. Additionally due to the change in the expense recognition method, the total resulting decrease in lease related expense from the transition from IFRS to GAAP was $0.5 million for the three months ended September 30, 2021.
(c) Strategic Investments
The Company invests in equity securities of public and private companies in which the Company does not have a controlling interest or significant influence. Under IFRS, the movement in the valuation of these investments had been recorded in other comprehensive income. Under GAAP, the Company records any impairment of these equity investments, as well as any changes in value resulting from observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, in the condensed consolidated statements of operations. This change in classification is the primary driver of the GAAP transition differences. The resulting increase in other expense, net from the transition from IFRS to GAAP was $30.9 million for the three months ended September 30, 2021.
(d) Exchangeable Senior Notes
In 2018, Atlassian US, Inc. issued $1 billion in aggregate principal amount of the Notes. The Notes were senior, unsecured obligations of the Company, and were scheduled to mature on May 1, 2023, unless earlier exchanged, redeemed or repurchased. The Notes were fully redeemed by the Company in fiscal year 2022.
The exchange feature of the Notes required bifurcation from the Notes and was accounted for as a derivative liability. The fair value of the Notes’ embedded exchange derivative at the time of issuance was $177.9 million and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount was amortized as interest expense using the EIR method over the term of the Notes.
Under IFRS, the Company determined EIR using estimated cash flows, based on the anticipated timing on cash inflows and outflows. Under GAAP, the Company has calculated EIR using contractual cash flows, focusing on the flow of funds as determined by contractual arrangements. The resulting increase in interest expense resulting from the transition from IFRS to GAAP was $6.1 million for the three months ended September 30, 2021.
(e) Taxes
Prior to the adoption of GAAP, the Company accounted for income taxes pursuant to International Accounting Standard 12 Income Taxes (“IAS 12”), International Financial Reporting Interpretations Committee 23 Uncertainty over Income Tax Treatments (“IFRIC 23”) and International Accounting Standard 34 Interim Reporting (“IAS 34”). Upon the adoption of GAAP, the Company now accounts for income taxes pursuant to Accounting Standards Codification 740 Income Taxes (“ASC 740”) as noted below:
i.Deferred Tax
Deferred tax has been adjusted to remove any backwards tracing components that are permitted under IAS 12 and prohibited under ASC 740. Specifically, backwards tracing is prohibited with regard to adjustments to the beginning of the year balance of a valuation allowance because of a change in judgement about the realizability of related deferred tax assets in future years.
Deferred tax liabilities and assets for investments in subsidiaries, partnerships, corporate ventures, and other entities have been assessed based on the criteria in ASC 740 rather than IAS 12. Where applicable, the Company has adopted the exception criteria in establishing whether a deferred tax asset or liability is required to be recognized. The Company acknowledges that a deferred tax asset or liability will be recognized for any investments that are not subject to the exception criteria.
Under IFRS, when assessing the recognition of deferred taxes on outside basis differences between the carrying amount of an investment for financial reporting purposes and the underlying tax basis in that investment, the Company had adopted the exceptions in IAS 12 such that no deferred tax assets or liabilities had been recorded on outside basis differences that exist for any controlled subsidiaries.
Under GAAP, the Company is required to recognize deferred taxes attributable to outside basis interests in equity accounted investments in addition to fiscally transparent entities such as partnerships and trusts. On that basis, the Company has recorded deferred taxes for the U.S. group’s interest in foreign and domestic fiscally transparent entities, and it is expected to recognize deferred taxes in respect of any equity accounted associate investments that it does not control.
ii.Valuation Allowance
The realizability of deferred tax assets was considered under GAAP and the determination to maintain a full valuation allowance in the United States and Australia was made. This is a substantially similar result under IFRS. For footnote presentation purposes, all deferred tax assets, liabilities, and valuation allowances are now reported on gross basis rather than a net basis.
iii.Uncertain Tax Positions
The Company recognizes and measures any uncertain tax positions in accordance with ASC 740 rather than IFRIC 23. Accordingly, the Company recognizes, and measures uncertain tax positions based on a two-step process outlined in the Income Tax section of the Critical Accounting Policies.

iv.Stock-Based Compensation
Under IFRS, the measurement of the stock-based compensation deferred tax asset is based on an estimate of the future tax deduction based on the current stock price at each reporting period. When the expected tax benefits from equity awards exceed the recorded cumulative recognized expense multiplied by the tax rate, the tax benefit up to the amount of the tax effect of the cumulative book compensation expense is recorded in the condensed consolidated statement of operations; the excess is recorded in equity. When the expected tax benefit is less than the tax effect of the cumulative amount of recognized expense, the entire tax benefit is recorded in the condensed consolidated statement of operations.
Under GAAP, the Company measures the stock-based compensation deferred tax asset based on the amount of compensation cost recognized for financial statement purposes. Changes in stock price do not result in a remeasurement of the related deferred tax asset. Upon settlement or expiration, excess tax benefits and tax deficiencies are recognized within the provisions for income taxes.
v.Other Pre-tax Changes
The tax effects resulting from other accounting changes to pre-tax income, including leases, strategic investments, and notes, are included in the tax provision under GAAP.
The reconciliation between IFRS net loss and GAAP net loss for the three months ended September 30, 2021 in the condensed consolidated statements of operations is as follows (in thousands):

	Note	Three Months Ended September 30, 2021
Net loss - IFRS		$(400,102)
Cost of revenues	(a), (b)	1,762
Operating expenses	(a), (b)	15,069
Other expense, net	(c)	(30,871)
Interest income	(b)	(3)
Interest expense	(b), (d)	(4,407)
Provision for income taxes	(e)	7,348
Net loss - GAAP		$(411,204)
Net losses per share were as follows:

	Three Months Ended September 30, 2021
	IFRS	GAAP
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(1.59)	$(1.63)

Conversion adjustments impacting condensed consolidated balance sheets, were as follows (in thousands):

		Fiscal Year Ended June 30, 2022
	Note	IFRS	Adjustments	GAAP
Assets:
Prepaid expenses and other current assets	(b)	$72,303	$(2,301)	$70,002
Property and equipment, net	(b)	98,554	2,108	100,662
Operating lease right-of-use assets	(b)	267,328	9,948	277,276
Goodwill	(a)	732,666	(9,828)	722,838
Deferred tax assets	(e)	42,760	(32,425)	10,335
Other assets	(b)	60,740	(1,878)	58,862
Total conversion adjustments			$(34,376)

Liabilities and Stockholders' Equity:
Deferred tax liabilities	(e)	$26,457	$(26,145)	$312
Common stock and Additional paid in capital	(a), (e)	2,710,349	(527,811)	2,182,538
Accumulated other comprehensive income	(c), (e)	53,829	(39,965)	13,864
Accumulated deficit	(a), (b), (c), (e)	(2,428,575)	559,545	(1,869,030)
Total conversion adjustments			$(34,376)
4. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$450,480	$—	$450,480
Marketable securities:
U.S. treasury securities	—	44,537	44,537
Certificates of deposit and time deposits	—	10,000	10,000
Derivative financial instruments	—	62,501	62,501
Other non-current assets:
Marketable equity securities	20,993	—	20,993
Total assets measured at fair value	$471,473	$117,038	$588,511

Liabilities measured at fair value
Derivative financial instruments	$—	$37,521	$37,521
Total liabilities measured at fair value	$—	$37,521	$37,521

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$555,247	$—	$555,247
Marketable securities:
U.S. treasury securities	—	70,294	70,294
Certificates of deposit and time deposits	—	3,000	3,000
Derivative financial instruments	—	44,052	44,052
Other non-current assets:
Marketable equity securities	30,801	—	30,801
Total assets measured at fair value	$586,048	$117,346	$703,394

Liabilities measured at fair value
Derivative financial instruments	$—	$24,100	$24,100
Total liabilities measured at fair value	$—	$24,100	$24,100
Due to the short-term nature of accounts receivables, net, contract assets, accounts payable, and accrued expenses and other current liabilities, their carrying amount is assumed to approximate their fair value.
Determination of Fair Value
The Company uses quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined based on quoted market prices or alternative market observable inputs.
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
Our investments in privately-held companies are not included in the tables above and are discussed in Note 5, “Investments.” The carrying value of the Company’s privately held debt and equity securities and other investments are adjusted to fair value on a non-recurring basis upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including rights and preferences of the investments, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities and other investments amounted to $134.6 million and $128.3 million as of September 30, 2022 and June 30, 2022, respectively.

5. Investments
Marketable Securities
The Company’s investments of marketable securities as of September 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$44,999	$—	$(462)	$44,537
Certificates of deposit and time deposits	10,000	—	—	10,000
Total marketable securities	$54,999	$—	$(462)	$54,537

As of September 30, 2022, the Company had $54.5 million of investments which were classified as marketable securities on the Company’s condensed consolidated balance sheets.
The Company’s investments of marketable securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$70,947	$—	$(653)	$70,294
Certificates of deposit and time deposits	3,000	—	—	3,000
Total marketable securities	$73,947	$—	$(653)	$73,294
As of June 30, 2022, the Company had $73.3 million of investments which were classified as marketable securities on the Company’s condensed consolidated balance sheets.
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on the effective maturity date (in thousands):

	September 30, 2022	June 30, 2022
Due in one year or less	$54,537	$73,294
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2022 and June 30, 2022, the unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Strategic Investments by form and measurement category as of September 30, 2022 were as follows (in thousands):

	Fair Value	Measurement Alternative	Other	Total
Equity securities	$20,993	$133,030	$—	$154,023
Debt securities and other investments	—	—	1,560	1,560
Total strategic investments	$20,993	$133,030	$1,560	$155,583
Strategic Investments by form and measurement category as of June 30, 2022 were as follows (in thousands):

	Fair Value	Measurement Alternative	Other	Total
Equity securities	$30,801	$126,995	$—	$157,796
Debt securities and other investments	—	—	1,268	1,268
Total strategic investments	$30,801	$126,995	$1,268	$159,064

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (amounts presented are prior to any income tax effects, in thousands):

	Three Months Ended September 30,
	2022	2021
Unrealized losses recognized on publicly traded equity securities, net	$(9,808)	$(35,810)
Unrealized gains recognized on privately held equity securities, net	—	4,388
Impairments on privately held equity and debt securities	(2,015)	(500)
Losses on strategic investments, net	$(11,823)	$(31,922)
Change in unrealized losses relating to assets held at the end of the reporting period:
Recognized in other income (expense), net	(11,513)	$(31,422)
Recognized in other comprehensive loss	(310)	$(500)
Unrealized gains and losses recognized on non-marketable equity securities includes upward and downward adjustments from equity securities accounted for under the measurement alternative. Under the measurement alternative, the Company records any impairment of these equity investments, as well as any changes in value resulting from observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, in the condensed consolidated statements of operations.
Equity Method Investment
On July 20, 2022, the Company completed a non-cash sale of our controlling interest of Vertical First Trust (“VFT”) to a third-party buyer. Please refer to Note 10, “Assets held for sale,” for additional details. The Company retained a minority equity interest of 13% in the form of ordinary shares and has significant influence in VFT. The Company’s interest in VFT is accounted for using the equity method in the condensed consolidated financial statements.
We used a discounted cash flow model to calculate the fair value of our retained equity interest. The fair value of the retained interest was $88.9 million, and is classified as a Level 3 investment in the fair value hierarchy. The inputs to the valuation included observable inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building practical completion date. The maximum exposure to loss related to the Company’s investment in VFT equals the Company’s capital investment.
The following table sets forth the carrying amounts of the equity method investment and the movements during the three months ended September 30, 2022 (in thousands):

Equity Method Investment
Balance as of July 20, 2022	$88,853
Effect of change in exchange rates	(5,113)
Balance as of September 30, 2022	$83,740
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets. The VFT Balance Sheet as of September 30, 2022 included primarily construction in progress of $104.4 million and current liabilities of $26.3 million. The Company’s share in the profits and losses of VFT was not material during the three months ended September 30, 2022.
6. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.

The following table sets forth the notional amounts of our hedging derivative instruments as of September 30, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$588,272	$42,679	$630,951	$461,595	$169,356	$630,951
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The following table sets forth the notional amounts of our hedging derivative instruments as of June 30, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$612,523	$37,015	$649,538	$401,534	$248,004	$649,538
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	September 30, 2022	June 30, 2022
Derivative assets
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	21,282	13,296
Interest rate swaps	Other assets	40,991	30,367
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	228	389
Total derivative assets		$62,501	$44,052

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$31,003	$18,208
Foreign exchange forward contracts	Other non-current liabilities	1,802	812
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	4,716	5,080
Total derivative liabilities		$37,521	$24,100

The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Beginning balance of accumulated gains (losses) in accumulated other comprehensive loss	$24,502	$(2,936)
Gross unrealized gains (losses) recognized in other comprehensive loss	286	(13,859)
Net (gains) losses reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	514	(180)
Recognized in research and development	3,479	869
Recognized in marketing and sales	406	(45)
Recognized in general and administrative	1,581	(329)
Recognized in finance cost	(2,297)	783
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$28,471	$(15,697)
7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Equipment	$9,524	$9,140
Computer Hardware and Software	24,047	18,324
Furniture and Fittings	24,459	25,157
Leasehold Improvements and Other	127,823	124,758
Property and equipment, gross	185,853	177,379
Less: accumulated depreciation and impairment	(82,517)	(76,717)
Property and equipment, net	$103,336	$100,662
Depreciation expense was $6.3 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2022	$722,838
Effect of change in exchange rates	(926)
Balance as of September 30, 2022	$721,912
Adjustments to the balance during the period include the effect of foreign currency translation.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2022	June 30, 2022	Weighted-Average Remaining Useful Lives (Years)
Acquired Developed Technology	$234,618	$234,618	3
Patents, Trademarks, and Other Rights	33,393	33,393	5
Customer Relationships	129,502	129,502	5
Intangible assets, gross	397,513	397,513
Less: accumulated amortization	(304,969)	(296,673)
Intangible assets, net	$92,544	$100,840
Amortization expense for intangible assets were approximately $8.3 million and $8.1 million for the three months ended September 30, 2022 and 2021, respectively.
The following tables presents the estimated future amortization expense related to intangible assets held as of September 30, 2022 (in thousands):

Fiscal Years:
Remainder of 2023	$24,607
2024	26,266
2025	14,908
2026	12,370
2027	7,267
Thereafter	7,126
Total future amortization expense	$92,544
9. Leases
The Company rents office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2034. Certain lease agreements include varying terms, escalation clauses and renewal rights. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs and other information related to leases were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease costs	$13,194	$11,591
Short-term lease costs	27	158
Total lease costs	$13,221	$11,749

	September 30, 2022	June 30, 2022
Weighted average remaining lease term (in years)	8	8
Weighted average discount rate	2.4%	2.4%

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$13,182	$12,186
Lease liabilities arising from obtaining right-of-use assets and receipt of lease incentive	$11,905	$91,749
Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of September 30, 2022 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
Remainder of 2023	$39,810
2024	50,573
2025	48,036
2026	41,435
2027	36,755
Thereafter	127,981
Total future operating lease payments	344,590
Less: imputed interest	(31,857)
Total lease liability balance	$312,733
The Company entered into an Agreement for Lease (the “AFL”) for our new global headquarters in Sydney, Australia (the “Australian HQ Property”) in March 2022. Following completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for 15 years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately AUD 1.4 billion, equivalent to $901.1 million as of September 30, 2022, for the initial term of 15 years. Please refer to Note 5, “Investments,” and Note 10, “Assets held for sale,” for details of the transaction.
10. Assets Held for Sale
During the fourth quarter of the fiscal year 2021, the Company committed to a plan to sell our controlling interest of our subsidiary, VFT, which was established for the construction project associated with the Australian HQ Property. In July 2021, the Company entered into a term sheet with a third-party buyer to effect the sale. The term sheet provided a framework for the buyer to invest in and develop the Australian HQ Property. In March 2022, the Company entered into a series of agreements with the buyer, including an AFL. On July 20, 2022, the Company completed a non-cash sale of our controlling interest of VFT to the buyer as part of the contemplated transactions and recognized a gain of $43.1 million from the sale in other income, net, in the condensed consolidated statements of operations during the three months ended September 30, 2022, representing the difference between the fair value of our retained investment and the derecognized VFT assets and liabilities upon loss of control. Please refer to Note 5, “Investments” for additional details.
The major assets classified as held for sale as of September 30, 2022 and June 30, 2022 were as follows (in thousands):

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$—	$2,701
Property and equipment, net	$—	$57,482

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Accrued expenses	109,629	123,381
Employee benefits	104,973	197,701
Tax liabilities	5,448	26,367
Customer deposits	10,208	9,718
Derivative liabilities	35,719	23,288
Liabilities held for sale	—	17,564
Other payables	8,793	8,120
Total accrued expenses and other liabilities	$274,770	$406,139
12. Debt
Exchangeable Senior Notes
2023 Exchangeable Senior Notes
In 2018, Atlassian US, Inc., issued $1 billion in aggregate principal amount of the Notes. The Notes were senior, unsecured obligations of the Company, and were scheduled to mature on May 1, 2023, unless earlier exchanged by investors, or redeemed or repurchased by the Company. In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions. The aggregate cost of the capped calls was $87.7 million. The capped call transactions were scheduled to expire in May 2023 and must be settled in cash.
The exchange feature of the Notes required bifurcation from the Notes and was accounted for as a derivative liability. The capped call transactions were accounted for as derivative assets. The Notes embedded exchange derivative liability and capped call assets were carried on the condensed consolidated balance sheets at their estimated fair values and were adjusted at the end of each reporting period, with unrealized gain or loss reflected in the condensed consolidated statements of operations.
The current or non-current classification of the embedded exchange derivative liability and the capped calls asset corresponded with the classification of the Notes on the condensed consolidated balance sheets. The classification was evaluated at each balance sheet date.
The Notes and capped calls were partially settled in fiscal year 2021 and fully settled in fiscal year 2022. There was no balance outstanding related to the Notes as of September 30, 2022 and June 30, 2022. During the three months ended September 30, 2021, the Company recognized net loss on exchange derivative and capped call transactions of $424.5 million.
Credit Facility
In October 2020, Atlassian US, Inc. entered into a credit agreement (the “Credit Agreement”) establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Company used the net proceeds of the Credit Facility for general corporate purposes, including repayment of the then existing indebtedness. The Credit Facility matures in October 2025 and bears interest, at the Company’s option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by the Company’s consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and the Company has the option to request an increase of $250 million in certain circumstances. The Company may prepay the Credit Facility at its discretion without penalty. Commencing on October 31, 2023, the Company is obligated to repay the outstanding principal amount of the Credit Facility in installments on a quarterly basis in an amount equal to 1.25% of the Credit Facility borrowing amount until the maturity of the Credit Facility.

The Company incurred debt issuance costs of $4.4 million in connection with entering into the Credit Facility. The debt issuance costs were amortized over the terms of the term loan and revolving credit facility. As of September 30, 2022, $1.0 billion has been drawn under the Term Loan Facility. The Company is also obligated to pay a ticking fee and a commitment fee on the undrawn amounts of the Term Loan Facility and Revolving Credit Facility, respectively, at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2022, the Company was in compliance with all related covenants.
On September 30, 2022, prior to the consummation of the U.S. Domestication, Atlassian Corporation Plc entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”). The First Amendment sets forth the requirements for the assumption of the obligations of Atlassian Corporation Plc by Atlassian Corporation under the Credit Agreement and provides that the financial statements required to be delivered under the Credit Agreement, as amended, will be prepared in accordance with GAAP and financial definitions under the Credit Agreement, as amended, will be interpreted in accordance with GAAP.
13. Commitments
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years and capital purchase obligations for the construction or purchase of property and equipment. During the three months ended September 30, 2022 there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations.
Operating Leases
Please refer to Note 9, “Leases,” for a lease commitment that the Company has entered but the lease has not yet commenced.
Legal Proceedings
From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, management does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows, except for those matters for which a loss contingency is recorded. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any liabilities as a result of the litigation or other legal proceedings in its condensed consolidated financial statements.
Indemnification Provisions
The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers that will require the Company to, among other things, indemnify these individuals for certain liabilities that may arise as a result of their affiliation with the Company. For the periods presented, the Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in the condensed consolidated financial statements.

14. Revenue
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
As of September 30, 2022, approximately $1.3 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 85% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased our products or services are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Americas
United States	$357,748	$269,962
Other Americas	52,173	38,762
Total Americas	$409,921	$308,724
EMEA	304,278	235,014
Asia Pacific	93,193	70,286
Total revenues	$807,392	$614,024
The Company provides different deployment options for our product offerings. Cloud offerings provide customers the right to use our software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for our Data Center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance service of unspecified future updates, upgrades and enhancements and technical product support. Marketplace and services offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within our condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, premier support revenues were $4.7 million and $6.2 million, respectively.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Cloud	$475,043	$317,903
Data Center	171,228	111,195
Server	113,813	139,547
Marketplace and services	47,308	45,379
Total revenues	$807,392	$614,024

Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$1,182,680	$897,595
Additions	797,546	627,479
Revenue	(807,392)	(614,024)
Balance, end of period	$1,172,834	$911,050
The additions in the deferred revenue balance are primarily cash payments received or due in advance of satisfying our performance obligations.
For the three months ended September 30, 2022 and 2021, approximately 56% and 55% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$27,141	$9,011
Additions	5,129	2,726
Amortization expense	(2,541)	(1,015)
Balance, end of period	$29,729	$10,722
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$9,932	$3,880
Other assets	19,797	6,842
Total	$29,729	$10,722
15. Stockholders’ Equity
Common Stock
As discussed in Note 1, “Description of Business,” the Company completed the U.S. Domestication after the close of market trading on September 30, 2022. At that time all issued and outstanding ordinary shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms.
As of September 30, 2022, the Company’s common stock consists of Class A and Class B Common Stock, which have a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.

Any dividend declared by the Company shall be paid on the Class A Common Stock and the Class B Common Stock pari passu as if they were all stock of the same class. Additionally, upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, holders of Class A Common Stock and Class B Common Stock will be entitled to receive ratably on a per share basis all assets of the Company available for distribution to its stockholders, unless disparate or different treatment of the shares of each such class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock and by the affirmative vote of the holders of a majority of the outstanding shares of Class B Common Stock, each voting separately as a class.
Each share of Class A Common Stock is entitled to one vote. Each share of Class B Common Stock is entitled to 10 votes.
Preferred Stock
The Company’s board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of September 30, 2022 and June 30, 2022, no shares of preferred stock were outstanding.
Stock-based Compensation
Upon the completion of the U.S. Domestication, the Company assumed the following plans: the Atlassian Corporation Plc 2015 Share Incentive Plan (the “2015 Plan”); the Atlassian Corporation Plc 2013 U.S. Share Option Plan (the “2013 U.S. Option Plan”) and the 2015 Employee Share Purchase Plan (the “ESPP” and, together with the 2015 Plan, the 2013 U.S. Option Plan and the ESPP, the “Incentive Plans”). The Atlassian UK Employee Share Option Plan was not assumed by the Company as there were no stock option awards outstanding at the time of the U.S. Domestication. In connection with its assumption of the Incentive Plans, the Company amended and restated the 2015 Plan as the Atlassian Corporation Amended and Restated 2015 Share Incentive Plan, the ESPP as the Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan and the 2013 U.S. Option Plan as the Atlassian Corporation Amended and Restated 2013 U.S. Share Option Plan, in each case to reflect the assumption and changes in applicable law and to provide that the securities to be issuable in connection with equity awards will be shares of the Company’s Class A Common Stock instead of Atlassian Corporation Plc Class A ordinary shares.
In addition, the Company assumed each option to purchase Atlassian Corporation Plc Class A ordinary shares and each restricted share unit award covering Atlassian Corporation Plc Class A ordinary shares that was outstanding under an equity incentive plan and amended such option or restricted share unit award to reflect the assumption by the Company and to provide for the securities issuable in connection with the exercise or settlement of the option or award to be shares of the Company’s Class A Common Stock.
At September 30, 2022, the Company had 33,095,977 shares of its common stock available for future issuance under the 2015 Plan, which plan provides for the issuance of incentive and non-statutory share options, share appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance share awards, performance-based awards to covered employees, and dividend equivalent rights to qualified employees, directors and consultants. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
RSU grants generally vest over four years with 25% vesting on the one year anniversary of the date of grant and 1/12th of the remaining RSUs vesting over the remaining three years, on a quarterly basis. Effective from April 2021, new RSU grants to existing employees vest evenly over four years on a quarterly basis. Performance-based RSUs have non-market performance vesting conditions. Individuals must continue to provide services to the Company in order to vest.
The 2013 U.S. Option Plan allowed for the issuance of options to purchase restricted shares. Effective upon the Company’s IPO, the shares underlying the options converted to Class A ordinary shares, and subsequently, following the U.S. Domestication, converted to Class A Common Stock. Although no future awards will be granted under the Option Plans, they will continue to govern outstanding awards granted thereunder.
All stock-based compensation are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the four-year vesting period of the award, with the exception of restricted stock).

A summary of RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2022	6,023,997	$257.62	3	$1,128,897
Granted	5,289,877	257.40
Vested	(578,285)	222.15		$163,869
Forfeited or cancelled	(307,506)	274.69
Balance as of September 30, 2022	10,428,083	$258.97	3	$2,196,050
As of September 30, 2022, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.0 billion, which is expected to be recognized over a weighted-average period of 1.9 years.
During the three months ended September 30, 2022 and 2021, the Company did not grant shares of restricted stock. As of September 30, 2022 and June 30, 2022, there were 41,050 and 72,484 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $8.7 million and $13.6 million as of September 30, 2022 and June 30, 2022, respectively.
During the three months ended September 30, 2022 and 2021, the Company did not grant any Class A Common Stock under the Option Plans. As of September 30, 2022, a total of 9,349 options were outstanding which are exercisable over a weighted average remaining life of 3 years. There was no unrecognized compensation cost associated with the Company’s outstanding stock options.
Of the total stock-based compensation expense, costs recognized for awards granted to non-employees were immaterial for all periods presented.
16. Net Loss Per Share
The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. As the liquidation and dividend rights for both Class A and Class B Common Stock are identical, the net loss is allocated on a proportionate basis to the weighted-average number of common shares outstanding for the period. Basic net loss per share attributable to Class A and Class B stockholders is computed by dividing the net loss by the weighted-average number of Class A and Class B Common Stock outstanding during the period.
For the calculation of diluted net loss per share, net loss for basic EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Since the Company is in a loss position for all periods reported, basic and diluted net loss per share are the same as diluted net loss per share for all periods as the inclusion of potential dilutive shares would have been anti-dilutive.
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(7,916)	$(5,825)	$(226,125)	$(185,079)
Denominator:
Weighted-average shares outstanding, basic and diluted	146,996	108,171	138,636	113,470
Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(1.63)	$(1.63)

Potential weighted average dilutive securities were not included in the dilutive per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended September 30,
	2022	2021
Class A Common Stock options	1	1
Class A restricted stock units	4,784	3,530
Class A restricted stock awards	30	131
Total	4,815	3,662
17. Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in our domestic and foreign earnings, current cash taxes in jurisdictions with full valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
We reported an income tax provision of $8.0 million on pretax loss of $5.7 million for the three months ended September 30, 2022, as compared to an income tax provision of $0.6 million on pretax loss of $410.6 million for the three months ended September 30, 2021. The income tax provision for the three months ended September 30, 2022 reflects an increase in tax expense primarily related to overall growth in foreign jurisdictions associated with an increase in profit, non-deductible stock-based compensation, and foreign tax rates. Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to different tax rates and non-deductible stock-based compensation in foreign jurisdictions in addition to full valuation allowances in the U.S. and Australia.
The Tax Cuts and Jobs Act enacted on December 22, 2017 eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act of 2022 was enacted on August 16, 2022 includes various corporate tax provisions, including a new alternative corporate minimum tax on applicable corporations with adjusted financial statement income exceeding $1 billion, on average, over the last three years. As of September 30, 2022, the newly enacted tax provisions are not applicable to the Company.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of September 30, 2022, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
During the three months ended September 30, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the information contained in Item 5. Operating and Financial Review and Prospects for the year ended June 30, 2022, included in our Annual Report on Form 20-F filed with the SEC on August 19, 2022.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Our free cash flow measures included in the sections entitled “Key Business Metrics—Free Cash Flow” are not presented in accordance with GAAP. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, thus limiting their usefulness for comparison purposes. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP results, to more fully understand our business.
Company Overview
Our mission is to unleash the potential of every team.
Our products help teams organize, discuss and complete their work — delivering superior outcomes for their organizations.
Our products serve teams of all shapes and sizes, in virtually every industry. Our primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, Trello for capturing and adding structure to fluid, fast-forming work for teams, Jira Service Management for team service, management and support applications, Jira Align for enterprise agile planning, and Bitbucket for code sharing and management. Together, our products form an integrated system for organizing, discussing and completing shared work, becoming deeply entrenched in how people collaborate and how organizations run.
Our mission is possible with deep investment in product development to create and refine high-quality and versatile products that users love. By making our products affordable for organizations of all sizes and transparently sharing our pricing online for most of our products, we do not follow the practice of opaque pricing and ad hoc discounting that is typical in the enterprise software industry. We pursue customer volume, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with more than 240,000 customers across virtually every industry sector in approximately 200 countries as of September 30, 2022. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
To reach this expansive market, we primarily distribute and sell our products online, without traditional sales infrastructure, where our customers can get started in minutes without the need for assistance. We focus on enabling a self-service, low-friction model that makes it easy for customers to try, adopt and use our products. By making our products simple, powerful, affordable and easy to adopt, we generate demand from word-of-mouth and viral expansion within organizations.

Our culture of innovation, transparency and dedication to customer service drives our success in implementing and refining this unique approach. We believe this approach creates a self-reinforcing effect that fosters innovation, quality, customer happiness, scale and profitability. As a result of this strategy, we invest significantly more in research and development activities than in traditional sales activities relative to other enterprise software companies.
A substantial majority of our sales are automated through our website, including sales of our products through our solution partners and resellers. Our solution partners and resellers primarily focus on customers in regions that require local language support and other customized needs. We plan to continue to invest in our partner programs to help us enter and grow in new markets, complementing our automated, low-touch approach.
We generate revenues primarily in the form of subscriptions, maintenance and other sources. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance service that is bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our product offerings, prices and pricing plans for our products which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention.
Maintenance provides our customers with access to unspecified future updates, upgrades and enhancements and technical product support on an if-and-when-available basis for perpetual license products purchased and operated by our customers on their premises (“Server offerings”). Maintenance revenue combined with our subscription revenue business, through our Cloud and Data Center products, results in a large recurring revenue base. In each of the past three fiscal years, more than 80% of our total revenues have been of a recurring nature from either maintenance fees or subscriptions.
Customers typically pay us maintenance fees annually, at the beginning of each year. We typically recognize revenue on the license portion of term license agreements (Data Center offerings) once the customer obtains control of the license, which is generally upon delivery of the license, and for maintenance and subscriptions, revenue is recognized ratably over the term of the contract. Any invoice amounts or payments received in advance of revenue recognition from subscriptions or maintenance are included in our deferred revenue balance. The deferred revenue balance is influenced by several factors, including customer decisions around the timing of renewals, length of contracts and invoice timing within the period. We no longer sell perpetual licenses for our Server offerings. Since February 2022, we no longer sell upgrades to Server offerings and plan to end maintenance and support for these Server offerings in February 2024. We will proactively help our customers transition to other versions of our products with our migration tools and programs, customer support teams, and pricing and packaging options.
Highlights from the First Three Months of Fiscal 2023
•Revenue: Total revenue was $807 million for the three months ended September 30, 2022, up 31% compared to $614 million for the three months ended September 30, 2021.

•Operating Income (Loss) and Operating Margin: Operating loss was $34 million for the three months ended September 30, 2022, compared with operating income of $56 million for the three months ended September 30, 2021. Operating margin was (4)% for the three months ended September 30, 2022, compared with 7% for the three months ended September 30, 2021.

•Net Loss and Net Loss Per Share: Net loss was $14 million for three months ended September 30, 2022, compared with net loss of $411 million for the three months ended September 30, 2021. Net loss per share was $0.05 for the three months ended September 30, 2022, compared with net loss per share of $1.63 for the three months ended September 30, 2021.
Recent Developments and Trend Information
On September 30, 2022, the Company completed the U.S. Domestication to change its publicly traded parent company from a company incorporated under the laws of England and Wales to a Delaware corporation. In connection with the U.S. Domestication, beginning with this Quarterly Report on Form 10-Q, we now report our financial results under GAAP rather than IFRS, as we had done historically.

Migrating our larger customers to the cloud continue to be one of our most important priorities over the next several years. Consistent with our strategy, our server business is expected to contract. Maintenance revenue is expected to decline as server customers migrate to our Cloud and Data Center offerings. Subscription revenue is expected to increase and continue to be our primary driver of revenue growth.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. Weakening economic conditions as a result of the COVID-19 pandemic, rising inflation, increases in interest rates, and Russia’s invasion of Ukraine did not individually have a material adverse impact on our financial condition or results of operations during the three months ended September 30, 2022; however, during the quarter we began to see the growth of paid users from existing customers moderate, largely due to customers impacted by weakening economic conditions. Additionally, in the fourth quarter of fiscal year 2022, we saw a decrease in the rate of customers converting from free versions of our products to paid plans. This quarter that trend became more pronounced. The extent to which any of these risks ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
We continue to invest against the large, high growth market opportunities we have targeted. We are adding employees, primarily in research and development, to drive innovation and enhancements across our product portfolio, cloud platform, cloud migration tools, and enterprise capabilities. We expect our stock-based compensation expense to increase in the fiscal year 2023 as we continue to invest in our team and additional personnel.
Key Business Metrics
We utilize the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customers
We have successfully demonstrated a history of growing both our customer base and spend per customer through growth in users, purchase of new licenses and adoption of new products. We believe that our ability to attract new customers and grow our customer base drives our success as a business.
In the first quarter of fiscal year 2022, we refined the definition of number of customers at the end of any particular period to be the number of organizations with unique domains that have at least one active and paid non-starter license or subscription, with two or more seats. A single-user account is no longer counted as a customer. While a single customer may have distinct departments, operating segments, or subsidiaries with multiple active licenses or subscriptions of our products, if the product deployments share a unique domain name, we only include the customer once for purposes of calculating this metric. We define active licenses as those licenses that are under an active maintenance or subscription contract as of period end.
Our customers, as defined in this metric, have generated substantially all of our revenue in each of the periods presented. Including single-user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our more than 240,000 customers. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings and generate growing revenue by expanding within our customer base. No single customer contributed more than 5% of our total revenues during the three months ended September 30, 2022.
The following table sets forth our number of customers:

	As of
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Number of customers	216,500	226,521	234,575	242,623	249,173

Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for capital expenditures. Management considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening our financial position. Free cash flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP, such as GAAP net cash provided by operating activities. In addition, Free cash flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$92,442	$65,001
Less: Capital expenditures	(16,496)	(6,881)
Free cash flow	$75,946	$58,120
Free cash flow increased by $17.8 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as a result of an increase of $27.4 million in net cash provided by operating activities, offset by an increase of $9.6 million in capital expenditures.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”
Results of Operations
In prior periods, we prepared our financial information in accordance with IFRS. As a consequence of becoming a U.S. domestic issuer as of September 30, 2022, we are required to present our financial information in accordance with GAAP. The below financial information has been prepared in accordance with GAAP. The financial information should not be expected to correspond to figures we have previously presented under IFRS.
Components of Results of Operations
Sources of Revenues
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide. We also sell on-premises term license agreements for our Data Center products, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months, with a majority being one month. For cloud-based services, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center products, we recognize revenue upfront for the portion that relates to the delivery of the term license and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
Maintenance Revenues
Maintenance revenues represent fees earned from providing customers unspecified future updates, upgrades and enhancements and technical product support for perpetual license products on an if-and-when-available basis. Maintenance revenue is recognized ratably over the term of the support period.

Other Revenues
Other revenues primarily include perpetual license revenue and fees received for sales of third-party apps in the Atlassian Marketplace. Technical account management, consulting and training services are also included in other revenues. Perpetual license revenues represent fees earned from the license of software to customers for use on the customer’s premises other than data center products. Software is licensed on a perpetual basis. Perpetual license revenues consist of the revenues recognized from sales of licenses to customers. The Company no longer sells perpetual licenses or upgrades for our Server offerings. The Company typically recognized revenue on the license portion of perpetual license arrangements once the customer obtained control of the license, which is generally upon delivery of the license. Revenue from the sale of third-party apps via Atlassian Marketplace is recognized on the date of product delivery given that all of our obligations have been met at that time and on a net basis the Company functions as the agent in the relationship. Revenue from technical account management is recognized over the time period that the customer has access to the service. Revenue from consulting and training is recognized over time as the services are performed.
Cost of Revenues
Cost of revenues primarily consists of expenses related to hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software; compensation expenses for our employees, including stock-based compensation, consulting and contractors costs, associated with our customer support and infrastructure service teams; payment processing fees; amortization of acquired intangible assets; certain IT program fees; and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities and self-managed data centers. We allocate stock-based compensation to personnel costs based on the expense category in which the employee works. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
Our cost of revenues also includes amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology.
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Gross margin can fluctuate from period to period as a result of changes in product and services mix.
Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries and bonuses, stock-based compensation, employee benefit costs, and contractor costs. We allocate overhead, such as information technology infrastructure, rent, and occupancy charges in each expense category based on headcount in that category.
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractors costs, contract software development costs, certain IT program expenses, and facilities and related overhead costs. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractors costs, marketing and sales programs, certain IT program expenses, and facilities and related overhead costs. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.

General and Administrative
General and administrative expenses consist primarily of compensation expense for our employees, including stock-based compensation, for finance, legal, human resources and information technology personnel, consulting and contractors costs, certain IT program expenses, other corporate expenses and facilities and related overhead costs.
Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
Net Loss
We incurred a net loss during the three months ended September 30, 2022 primarily due to our significant investments in research and development and in technology infrastructure for our Cloud offerings. We invested in the development of new products along with new features and enhancements for our existing products. We also continued to grow our headcount as we scaled and increased investments in our teams.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the notes to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies that we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations may require judgment.
We allocate the transaction price for each contract to each performance obligation based on the relative SSP for each performance obligation. We use judgment in determining the SSP for products and services. We typically determine an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. For all performance obligations other than perpetual and term licenses, we are able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs to estimate the price we would charge if the products and services were sold separately.
Our products are generally sold with a right of return, we may provide other credits or incentives, and, in certain instances, we estimate customer usage of our services, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Variable consideration was not material for the periods presented.

Strategic Investments
Investments in privately held equity securities without readily determinable fair values in which we do not own a controlling interest or have significant influence over are measured at cost, less any impairments, using the measurement alternative. In applying the measurement alternative, we adjust the carrying values of strategic investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer in the period of occurrence. In determining the estimated fair value of its strategic investments in privately held companies, we use the most recent data available to us. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires significant judgment. In our evaluation, we consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments.
We assess our privately held debt and equity securities’ strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions and liquidity considerations. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the condensed consolidated statements of operations and establishing a new carrying value for the investment.
Valuation of Minority Interest in Equity Method Investment
In July 2022, we completed a non-cash sale of our controlling interest in VFT to a third-party buyer. VFT was established for the construction project associated with our new global headquarters in Sydney, Australia. We retained a minority equity interest of 13% in the form of ordinary shares and have significant influence in VFT. VFT was deconsolidated at the time of the sale, and we accounted for our retained equity interest as an equity method investment in our condensed consolidated financial statements.
We used our best estimates and assumptions to accurately determine the fair value of our retained equity interest in VFT. The estimation is primarily due to the judgmental nature of the inputs to the valuation model used to measure fair value and the sensitivity to the significant underlying assumptions. Our estimates are inherently uncertain. We used a discounted cash flow model to calculate the fair value of our retained equity interest. The significant inputs to the valuation included observable market inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building practical completion date. These assumptions are forward-looking and could be affected by future economic and market conditions and construction progress.
Income Tax
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (ii) operating loss and tax credit carryforwards. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not applicable to the periods in which we expect the temporary difference will reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
In the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service and other taxation authorities. These audits at times may produce alternative views regarding certain tax positions taken in the year(s) of review. As a result, we record uncertain tax positions, which require recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,
	2022		2021
Revenues:
Subscription	$650,984	82%	$435,296	71%
Maintenance	113,565	14	130,590	21
Other	42,843	4	48,138	8
Total revenues	807,392	100	614,024	100
Cost of revenues	139,392	17	96,256	16
Gross profit	668,000	83	517,768	84
Operating expenses:
Research and development	399,006	49	272,140	44
Marketing and sales	160,128	20	99,329	16
General and administrative	142,893	18	89,822	15
Total operating expenses	702,027	87	461,291	75
Operating income (loss)	(34,027)	(4)	56,477	9
Other income (expense), net	29,289	3	(455,804)	(74)
Interest income	5,143	1	277	—
Interest expense	(6,121)	(1)	(11,518)	(2)
Loss before income taxes	(5,716)	(1)	(410,568)	(67)
Provision for income taxes	(8,025)	(1)	(636)	—
Net loss	$(13,741)	(2)	$(411,204)	(67)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Subscription	$650,984	$435,296	$215,688	50%
Maintenance	113,565	130,590	(17,025)	(13)
Other	42,843	48,138	(5,295)	(11)
Total revenues	$807,392	$614,024	$193,368	31
Total revenues increased $193.4 million, or 31%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended September 30, 2022, over 90% was attributable to sales to customer accounts existing on or before June 30, 2022. Our number of total customers increased to 249,173 at September 30, 2022 from 216,500 at September 30, 2021.
Subscription revenues increased $215.7 million, or 50%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, customers migrating to cloud-based subscription services and term-based licenses for our Data Center products. We expect our subscription revenues to continue to increase in future periods.
Maintenance revenues decreased $17.0 million, or 13%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. We expect maintenance revenue to decrease in future periods as we discontinued selling new perpetual license products beginning February 2021. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.
Other revenues decreased $5.3 million, or 11%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in other revenues was primarily attributable to a decrease of $8.6 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021, offset by an increase of $2.5 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cloud	$475,043	$317,903	$157,140	49%
Data Center	171,228	111,195	60,033	54
Server	113,813	139,547	(25,734)	(18)
Marketplace and services	$47,308	$45,379	$1,929	4
Total revenues	$807,392	$614,024	$193,368	31
Total revenues by geography were as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Americas	$409,921	$308,724	$101,197	33%
EMEA	304,278	235,014	69,264	29
Asia Pacific	93,193	70,286	22,907	33
Total revenues	$807,392	$614,024	$193,368	31

Cost of Revenues

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenues	$139,392	$96,256	$43,136	45%
Gross margin	83%	84%
Cost of revenues increased $43.1 million, or 45%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The overall increase was primarily due to an increase of $20.8 million in compensation expense for employees (which includes an increase of $4.7 million in stock-based compensation), and an increase of $14.5 million in hosting fees paid to third-party providers.
We increased our headcount during the period to meet the higher demand for our products and services from our customers. We expect to continue to invest in additional personnel as we scale. Over time, we expect the revenue from our Cloud subscription business to grow as a percentage of total revenues. As a result, we intend to continue to invest in our cloud-based infrastructure to scale with our business needs. We expect that cost of revenues will increase in absolute dollars and may increase as a percentage of revenues in future periods.
Operating Expenses
Research and Development

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$399,006	$272,140	$126,866	47%
Research and development expenses increased $126.9 million, or 47%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The overall increase was primarily a result of an increase of $94.6 million in compensation expenses for employees (which includes an increase of $45.8 million in stock-based compensation), and an increase of $10.2 million in professional services.
We increased our research and development headcount during the period in order to enhance and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in additional personnel and technology to support the development, improvement and integration of technologies. We have not capitalized any research and development costs during the three months ended September 30, 2022 and 2021.
Marketing and Sales

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Marketing and sales	$160,128	$99,329	$60,799	61%
Marketing and sales expenses increased $60.8 million, or 61%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Marketing and sales expenses increased primarily due to an increase of $34.8 million in compensation expenses for employees (which includes an increase of $8.7 million in stock-based compensation), an increase of $7.7 million in online product advertisement expenses, an increase of $3.3 million in marketing events expenses, and an increase of $3.2 million in professional services. Our marketing and sales headcount increased during the period, and we expect that marketing and sales expenses will increase in absolute dollars in future periods as we hire additional personnel to expand our relationship with our existing customers and to attract new customers.

General and Administrative

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$142,893	$89,822	$53,071	59%
General and administrative expenses increased $53.1 million, or 59%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $39.6 million in compensation expenses for employees (which includes an increase of $13.5 million in stock-based compensation) and an increase of $3.7 million in professional services. Our general and administrative headcount increased during the period, and we expect that general and administrative expenses will increase in absolute dollars in future periods as we add personnel to support our growth.
Other Income and Expense

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$29,289	$(455,804)	$485,093	(106)%
Other income (expense), net increased $485.1 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to gain on a non-cash sale of a controlling interest of a subsidiary of $43.1 million recorded during the three months ended September 30, 2022, and we recorded $424.5 million in other expense from the mark to fair value of Exchange and Capped Call Derivatives and charges related to the settlements of Notes and capped calls during the three months ended September 30, 2021, the Notes were fully settled in the fiscal year 2022.
Interest Expense

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Interest expense	$(6,121)	$(11,518)	$5,397	(47)%
Interest expense decreased $5.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to $9.7 million in lower amortization of debt discount and issuance cost due to settlements of the Notes, offset by an increase in interest expense of $4.3 million from our Credit Facility.
Provision for Income Taxes

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(8,025)	$(636)	$(7,389)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $8.0 million on pretax loss of $5.7 million for the three months ended September 30, 2022, as compared to an income tax provision of $0.6 million on pretax loss of $410.6 million for the three months ended September 30, 2021. The income tax provision for the three months ended September 30, 2022 reflects an increase in tax provision primarily related to overall growth in foreign jurisdictions associated with an increase in profit, non-deductible stock-based compensation, and foreign tax rates. Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to different tax rates and non-deductible stock-based compensation in foreign jurisdictions in addition to full valuation allowances in the U.S. and Australia. See Note 17, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
The Tax Cuts and Jobs Act enacted on December 22, 2017 eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act of 2022 was enacted on August 16,, 2022 includes various corporate tax provisions, including a new alternative corporate minimum tax on applicable corporations with adjusted financial statement income exceeding $1 billion, on average, over the last three years. As of September 30, 2022, the newly enacted tax provisions are not applicable to the Company.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of September 30, 2022, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
Our future effective annual tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws, including impacts of the Tax Cuts & Jobs Act of 2017. A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents totaling $1.5 billion, short-term investments totaling $54.5 million and accounts receivables totaling $246.8 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$92,442	$65,001
Net cash provided by (used in) investing activities	(6,238)	158,127
Net cash provided by financing activities	1,396	366,669
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,939)	(2,109)
Net increase in cash, cash equivalents, and restricted cash	$82,661	$587,688
Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, depreciation of right-of-use assets, expense associated with stock-based awards, gain on non-cash sale of controlling interest of a subsidiary and non-coupon impact related to the Notes and capped calls, the timing of employee-related costs such as bonus payments, collections from our customers, which is our largest source of operating cash flows, income tax payment and changes in other working capital accounts.
Accounts impacting working capital consist of accounts receivables, prepaid expenses and other current assets, accounts payables, current provisions, and current deferred revenue. Our working capital may be impacted by various factors in future periods, such as billings to customers for subscriptions, licenses and maintenance services and the subsequent collection of those billings or the amount and timing of certain expenditures.
Net cash provided by operating activities was $92.4 million for the three months ended September 30, 2022, primarily related to $13.7 million in net loss adjusted by charges including stock-based compensation of $173.6 million, offset by gain on a non-cash sale of a controlling interest of a subsidiary of $43.1 million. The net decrease of $48.5 million from our operating assets and liabilities was primarily attributable to a $108.4 million decrease in accrued expenses and other liabilities, offset by a $61.3 million decrease in accounts receivable, net and a $31.1 million increase in accounts payable.

Net cash provided by operating activities was $65.0 million for the three months ended September 30, 2021, primarily related to $411.2 million in loss before income tax expense adjusted by non-cash charges including the net loss of marking to fair value of the exchange feature of the Notes and related capped calls of $424.5 million, stock-based compensation of $100.9 million. The net decrease of $95.1 million from our operating assets and liabilities was primarily attributable to a $84.4 million decrease in accrued expenses and other liabilities.
Net cash used in investing activities during the three months ended September 30, 2022 was $6.2 million. This was primarily related to capital expenditures totaling $16.5 million, purchases of marketable securities of $10.0 million, offset by cash received from maturing investments which totaled $29.0 million.
Net cash provided by investing activities during the three months ended September 30, 2021 was $158.1 million. This was primarily related to cash received from proceeds from sales of investments of $186.3 million, and maturing investments which totaled $53.9 million, offset by purchases of strategic investments totaling $53.0 million.
Net cash provided by financing activities for the three months ended September 30, 2022 was $1.4 million and was primarily related to proceeds from other financing arrangements of $1.6 million.
Net cash provided by financing activities for the three months ended September 30, 2021 was $366.7 million and was primarily related to proceeds from term loan facility of $650.0 million and net proceeds from settlement of capped call transactions of $31.0 million, offset by the settlement of the Notes for an aggregate consideration of $314.3 million.
Liquidity and Material Cash Requirements
We have fully drawn our $1 billion Term Loan Facility during fiscal year 2022, and we have access to a $500 million Revolving Credit Facility. The Credit Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Credit Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility. Please refer to Note 12, “Debt,” to the notes to our condensed consolidated financial statements for details of the Credit Facility.
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, employee headcount, marketing and sales activities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our products.
During the first quarter of fiscal 2023 and in future fiscal years, we have made, and expect to continue to make, significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new products and features for and enhancements of, our existing products.
As of September 30, 2022, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operational and capital purchase commitments, including hosting services, infrastructure investments and property and equipment purchases. Our principal long-term contractual obligations primarily consist of obligations under our Term Loan Facility, leases for office space, including obligations for leases that have not yet commenced, contractual commitments for cloud services platform and other infrastructure services, and capital purchase obligations for the construction or purchase of property and equipment. Refer to Note 9, “Leases,” and Note 13, “Commitments,” to our condensed consolidated financial statements.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP gross profit, non-GAAP operating income, non-GAAP net income, non-GAAP net income per diluted share and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit. Excludes expenses related to stock-based compensation and amortization of acquired intangible assets.
•Non-GAAP operating income. Excludes expenses related to stock-based compensation and amortization of acquired intangible assets.
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, non-coupon impact related to exchangeable senior notes and capped calls, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax effects on these items.
•Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures, which consists of purchases of property and equipment.
We understand that although these Non-GAAP Financial Measures are frequently used by investors and the analyst community in their evaluation of our financial performance, these measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. We compensate for such limitations by reconciling these Non-GAAP Financial Measures to the most comparable GAAP financial measures.

The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,
	2022	2021
Gross profit
GAAP gross profit	$668,000	$517,768
Plus: Stock-based compensation	10,613	5,917
Plus: Amortization of acquired intangible assets	5,697	5,689
Non-GAAP gross profit	$684,310	$529,374
Operating income
GAAP operating income (loss)	$(34,027)	$56,477
Plus: Stock-based compensation	173,631	100,907
Plus: Amortization of acquired intangible assets	8,296	8,054
Non-GAAP operating income	$147,900	$165,438
Net income
GAAP net loss	$(13,741)	$(411,204)
Plus: Stock-based compensation	173,631	100,907
Plus: Amortization of acquired intangible assets	8,296	8,054
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	433,973
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(43,091)	—
Less: Income tax effects	(32,548)	(37,321)
Non-GAAP net income	$92,547	$94,409
Net income per share
GAAP net loss per share - diluted	$(0.05)	$(1.63)
Plus: Stock-based compensation	0.68	0.41
Plus: Amortization of acquired intangible assets	0.03	0.03
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	1.71
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(0.17)	—
Less: Income tax effects	(0.13)	(0.15)
Non-GAAP net income per share - diluted	$0.36	$0.37
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	255,167	252,106
Plus: Dilution from dilutive securities (1)	1,041	3,284
Weighted-average shares used in computing diluted non-GAAP net income per share	256,208	255,390
Free cash flow
GAAP net cash provided by operating activities	$92,442	$65,001
Less: Capital expenditures	(16,496)	(6,881)
Free cash flow	$75,946	$58,120
(1) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended September 30, 2022 and 2021 because the effect would have been anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Exchange Risk
We operate globally and are exposed to foreign exchange risk arising from exposure to various currencies in the ordinary course of business. Our exposures primarily consist of the Australian dollar, Indian rupee, Euro, British pound, Japanese yen, Philippine peso, Canadian dollar, Polish zloty and New Zealand dollar. Foreign exchange risk arises from commercial transactions and recognized financial assets and liabilities denominated in a currency other than the U.S. dollar. Our financial risk management policy is reviewed annually by our Audit Committee and requires us to monitor our foreign exchange exposure on a regular basis.
The substantial majority of our sales contracts are denominated in U.S. dollars, and our operating expenses are generally denominated in the local currencies of the countries where our operations are located. We therefore benefit from a strengthening of the U.S. dollar and are adversely affected by the weakening of the U.S. dollar.
We have a cash flow hedging program in place and enter into derivative transactions to manage certain foreign currency exchange risks that arise in our ordinary business operations. We recognize all derivative instruments as either assets or liabilities on our condensed consolidated statements of financial position and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
We enter into master netting agreements with select financial institutions to reduce our credit risk, and we trade with several counterparties to reduce our concentration risk with any single counterparty. We do not have significant exposure to counterparty credit risk at this time. We do not require nor are we required to post collateral of any kind related to our foreign currency derivatives.
Foreign currency exchange rate exposure
We hedge material foreign currency denominated monetary assets and liabilities using balance sheet hedges. The fluctuations in the fair market value of balance sheet hedges due to foreign currency rates generally offset those of the hedged items, resulting in no material effect on profit. Consequently, we are primarily exposed to significant foreign currency exchange rate fluctuations with regard to the spot component of derivatives held within a designated cash flow hedge relationship affecting other comprehensive income.
Foreign currency sensitivity
A sensitivity analysis performed on our hedging portfolio as of September 30, 2022 and June 30, 2022 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the Australian dollar applicable to our business would decrease or increase the fair value of our foreign currency contracts by $42.6 million and $38.2 million, respectively.
Interest Rate Risk
We are exposed to interest rate risk arising from our variable interest rate Credit Facility. Our financial risk management policy is reviewed annually by our Audit Committee and requires us to monitor its interest rate exposure on a regular basis.
We have a hedging program in place and enter into derivative transactions to manage the variable interest rate risks related to our Term Loan Facility. We enter into master netting agreements with financial institutions to execute our hedging program. Our master netting agreements are with select financial institutions to reduce our credit risk, and we trade with several counterparties to reduce our concentration risk with any single counterparty. We do not have significant exposure to counterparty credit risk at this time. We do not require nor are we required to post collateral of any kind related to our interest rate derivatives.
We enter into interest rate swaps with the objective to hedge the variability of cash flows in the interest payments associated with our variable-rate Term Loan Facility. The interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps are designated as cash flow hedges and measured at fair value.
A sensitivity analysis performed on interest rate swaps as of September 30, 2022 and June 30, 2022 indicated that a hypothetical 100 basis point increase in interest rates would increase the market value of our interest rate swap by $13.9 million and $17.6 million, respectively, and a hypothetical 100 basis point decrease in interest rates would decrease the market value of our interest rate swap by $16.9 million and $18.8 million, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of September 30, 2022, we had cash and cash equivalents totaling $1.5 billion and short-term investments totaling $54.5 million.
A sensitivity analysis performed on our portfolio as of September 30, 2022 and June 30, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the market value of our investments by $0.1 million and $0.3 million, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Equity Price Risk
We are also exposed to equity price risk in connection with our equity investments. Our marketable equity investments are susceptible to market price risk from uncertainties about future values of the investment securities. As of September 30, 2022 and June 30, 2022, our marketable equity investments are fair valued at $21.0 million and $30.8 million, respectively. A hypothetical 10% increase or decrease in the respective share prices of our equity investments as of September 30, 2022 and June 30, 2022 would increase or decrease the fair value of our marketable equity investments by $2.1 million and $3.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of the date of this report. From time to time we may be subject to legal proceedings and claims arising in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of September 30, 2022.
ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q, and in our other public filings. If any such risks and uncertainties actually occur, our business, financial condition or results of operations could differ materially from the plans, projections and other forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occur, our business, financial condition, or results of operations could be harmed substantially.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including, risks related to our business and industry, risks related to information technology, intellectual property, and data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factors summary does not contain all of the information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, those listed below.

•Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
•We may not be able to sustain our revenue growth rate or achieve profitability in the future.
•The COVID-19 pandemic, and any associated economic and social impacts, could harm our business and results of operations.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
•Our distribution model of offering and selling on-premises offerings of certain of our products, in addition to offering and selling Cloud offerings of these products, increases our expenses, may impact revenue recognition timing, and may pose other challenges to our business.
•Our business depends on our customers renewing their subscriptions and maintenance plans and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
•If we are not able to develop new products and enhancements to our existing products that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•Our business model relies on a high volume of transactions and affordable pricing. As lower cost or free products are introduced by our competitors, our ability to generate new customers could be harmed.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.

•If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
•Interruptions or performance problems associated with our technology and infrastructure could harm our business and results of operations.
•Real or perceived errors, failures, vulnerabilities or bugs in our products or in the products on Atlassian Marketplace could harm our business and results of operations.
•Changes in laws or regulations relating to data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could harm our business and results of operations.
•Because our products rely on the movement of data across national boundaries, global privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products globally.
•Our global operations and structure subject us to potentially adverse tax consequences.
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Chief Executive Officers and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.

Risks Related to Our Business and Industry
Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. If a significant portion of our customers do not transition to our Cloud or Data Center offerings, our revenue growth rates and profitability may be negatively impacted.
In addition, we expect expenses to increase substantially in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new products and features for, and enhancements of, our existing products. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we may not be able to achieve GAAP profitability in future periods. The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.
The COVID-19 pandemic, and any associated economic and social impacts, could harm our business and results of operations.
In March 2020, the World Health Organization declared COVID-19 a pandemic. This outbreak has continued to rapidly spread across the world and has significantly impacted global economic activity, worldwide financial markets and social practices. The related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The COVID-19 pandemic may prevent us from conducting business operations at full capacity for an indefinite period of time. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including temporarily closing our offices worldwide, requiring all employees to work remotely (and subsequently announcing that most employees will have flexibility to work remotely indefinitely), and limiting travel worldwide for our employees. An extended period of remote-work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity risks and increased costs, and impair our ability to effectively manage our business, which may negatively impact our business, results of operations, and financial condition. We are actively monitoring the impacts of the situation and may adjust our current policies and practices as more information and public health guidance become available.
This pandemic and the resulting economic and social impact, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease technology spending, affect our ability to accurately forecast our future results, adversely affect demand for our products, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals or expansions from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses and to industries that may be disproportionately impacted by the COVID-19 pandemic. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition.
The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time, including, but not limited to, the continued duration and spread of the outbreak and related variants, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, the effectiveness of current vaccine and therapeutic treatments, and the extent to which normal economic and operating conditions continue to resume.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
The markets for our solutions are fragmented, rapidly evolving, highly competitive, and have relatively low barriers to entry. We face competition from both traditional, larger software vendors offering full collaboration and productivity suites and smaller companies offering point products for features and use cases. Our principal competitors vary depending on the product category and include Microsoft (including GitHub), IBM, Alphabet, ServiceNow, PagerDuty, Gitlab, Freshworks, Asana, Monday.com, Notion and Smartsheet. In addition, some of our competitors have made acquisitions to offer a more comprehensive product or service offering, which may allow them to compete more effectively with our products. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Following such potential consolidations, companies may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition.
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, large enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators and resellers. Additionally, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own internal collaboration and productivity software tools that would reduce or eliminate the demand for our solutions.

Our products seek to serve multiple markets, and we are subject to competition from a wide and varied field of competitors. Some competitors, particularly new and emerging companies with sizeable venture capital investment, could focus all their energy and resources on one product line or use case and, as a result, any one competitor could develop a more successful product or service in a particular market we serve which could decrease our market share and harm our brand recognition and results of operations. For all of these reasons and others we cannot anticipate today, we may not be able to compete successfully against our current and future competitors, which could harm our business, results of operations, and financial condition.
Our distribution model of offering and selling on-premises offerings of certain of our products, in addition to offering and selling Cloud offerings of these products, increases our expenses, may impact revenue recognition timing, and may pose other challenges to our business.
We currently offer and sell both on-premises and Cloud offerings of certain of our products. For these products, our Cloud offering enables quick setup and subscription pricing, while our on-premises offering permits more customization, a perpetual or term license fee structure, and complete application control. Historically, these products were developed in the context of our on-premises offering, and we have less operating experience offering and selling these products via our Cloud offering. Although a substantial majority of our revenue has historically been generated from customers using our on-premises products, we believe that over time more customers will move to our Cloud offering, and our Cloud offering will become more central to our distribution model. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. As more of our customers transition to the cloud, we may be subject to additional competitive and pricing pressures, which could harm our business. Further, as more customers elect our Cloud offering in place of our on-premises offering, revenues from such customers are typically lower in the initial year, which may impact our near-term revenue growth rates and margins. Additionally, we plan to offer discounts to certain of our enterprise-level on-premises customers to incentivize migration to the cloud, which may also impact our near-term revenue growth. If our Cloud offering does not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of a successful large, Cloud offering, or if we lose customers currently using our on-premises products due to our increased focus on our Cloud offering or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement a robust Cloud offering for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and maintenance plans and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions and maintenance plans when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their subscriptions or maintenance plans, and our customers may not renew subscriptions or maintenance plans with a similar contract duration or with the same or greater number of users. Our customers generally do not enter into long-term contracts, rather they primarily have monthly or annual terms. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention.
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions, including the impacts on us or our customers, partners and suppliers from the COVID-19 pandemic and inflation and related interest rate increases. We may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or subscriptions or renew their subscriptions or maintenance plans, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.

If we are not able to develop new products and enhancements to our existing products that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers, and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets. The success of any enhancement to our products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new product that we develop may not be introduced in a timely or cost-effective manner, may contain bugs, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully develop new products, enhance our existing products to meet customer requirements, or otherwise gain market acceptance, our business, results of operations, and financial condition could be harmed.
If we cannot continue to expand the use of our products beyond our initial focus on software developers, our ability to grow our business could be harmed.
Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our products to additional use cases beyond software developers, including IT and business teams. If we fail to predict customer demands or achieve further market acceptance of our products within these additional areas and teams, or if a competitor establishes a more widely adopted product for these applications, our ability to grow our business could be harmed.
We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. In fiscal years 2022 and 2021, our research and development expenses were 46% and 45% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business could be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it could harm our business and results of operations.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced and expect to continue to experience rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, we operate globally and sell our products to customers in approximately 200 countries. Further, we have employees in Australia, the U.S., the UK, the Netherlands, the Philippines, Poland, India, Turkey, Canada, Japan, Germany, France and New Zealand and a substantial number of our employees have been with us for fewer than 24 months. We plan to continue to increase our hiring and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse and growing employee base.
We have also experienced significant growth in the number of customers, users, transactions and data that our products and our associated infrastructure support. If we fail to successfully manage our anticipated growth and change, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers. Finally, our organizational structure is becoming more complex and if we fail to scale and adapt our operational, financial, and management controls and systems, as well as our reporting systems and procedures, to manage this complexity, our business, results of operations, and financial condition could be harmed. We will require significant capital expenditures and the allocation of management resources to grow and change in these areas.

Our corporate values have contributed to our success, and if we cannot maintain these values as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our values, and our business could be harmed.
We believe that a critical contributor to our success has been our corporate values, which we believe foster innovation, teamwork, and an emphasis on customer-focused results. In addition, we believe that our values create an environment that drives and perpetuates our product strategy and low-cost distribution approach. As we undergo substantial growth in our customers and employee base, transition to a remote-first “Team Anywhere” work environment, and continue to develop the infrastructure of a public company, we may find it difficult to maintain our corporate values. Any failure to preserve our values could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow us, the price of our Class A Common Stock could decline substantially. Factors that may cause our revenue, results of operations and cash flows to fluctuate from quarter to quarter include, but are not limited to:
•our ability to attract new customers, retain and increase sales to existing customers, and satisfy our customers’ requirements;
•the timing of customer renewals;
•changes in our or our competitors’ pricing policies and offerings;
•new products, features, enhancements, or functionalities introduced by our competitors;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•significant security breaches, technical difficulties, or interruptions to our products;
•our increased focus on our cloud offerings, including customer migrations to our cloud products;
•the number of new employees added;
•changes in foreign currency exchange rates or adding additional currencies in which our sales are denominated;
•the amount and timing of acquisitions or other strategic transactions;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•general economic conditions, such as recent inflation and related interest rate increases, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, and maintenance plans, delay a prospective customer’s purchasing decisions, reduce the value of new license, subscription, or maintenance plans, or affect customer retention;
•the impact of political and social unrest, natural disasters, climate change, diseases and pandemics, such as the COVID-19 pandemic, and any associated economic downturn, on our results of operations and financial performance;
•seasonality in our operations;
•the impact of new accounting pronouncements and associated system implementations; and
•the timing of the grant or vesting of equity awards to employees, contractors, or directors.
Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, results of operations, and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, results of operations, and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We may require additional capital to support our operations or the growth of our business and we cannot be certain that we will be able to secure this capital on favorable terms, or at all.
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of license, subscription or maintenance revenue for our products, the impacts of the COVID-19 pandemic, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all, due to, among other things, inflation and related interest rate increases. Our current Credit Facility contains certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
If our current marketing model is not effective in attracting new customers, we may need to incur additional expenses to attract new customers and our business and results of operations could be harmed.
Unlike traditional enterprise software vendors, who rely on direct sales methodologies and face long sales cycles, complex customer requirements and substantial upfront sales costs, we primarily utilize a viral marketing model to target new customers. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing and sales costs. We also build our customer base through various online marketing activities as well as targeted web-based content and online communications. This strategy has allowed us to build a substantial customer base and community of users who use our products and act as advocates for our brand and solutions, often within their own corporate organizations. Attracting new customers and retaining existing customers requires that we continue to provide high-quality products at an affordable price and convince customers of our value proposition. If we do not attract new customers through word-of-mouth referrals, our revenue may grow more slowly than expected, or decline. In addition, high levels of customer satisfaction and market adoption are central to our marketing model. Any decrease in our customers’ satisfaction with our products, including as a result of our own actions or actions outside of our control, could harm word-of-mouth referrals and our brand. If our customer base does not continue to grow through word-of-mouth marketing and viral adoption, we may be required to incur significantly higher marketing and sales expenses in order to acquire new subscribers, which could harm our business and results of operations.
One of our marketing strategies is to offer free trials, limited free versions or affordable starter licenses for certain products, and we may not be able to realize the benefits of this strategy.
We offer free trials, limited free versions or affordable starter licenses for certain products in order to promote additional usage, brand and product awareness, and adoption. Historically, a majority of users never convert to a paid version of our products from these free trials or limited free versions or upgrade beyond the starter license. Our marketing strategy also depends in part on persuading users who use the free trials, free versions or starter licenses of our products to convince others within their organization to purchase and deploy our products. To the extent that these users do not become, or lead others to become, customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business could be harmed.
Our business model relies on a high volume of transactions and affordable pricing. As lower cost or free products are introduced by our competitors, our ability to generate new customers could be harmed.
Our business model is based in part on selling our products at prices lower than competing products from other commercial vendors. For example, we offer entry-level or free pricing for certain products for small teams at a price that typically does not require capital budget approval and is orders-of-magnitude less than the price of traditional enterprise software. As a result, our software is frequently purchased by first-time customers to solve specific problems and not as part of a strategic technology purchasing decision. We have historically increased, and will continue to increase, prices from time to time. As competitors enter the market with low cost or free alternatives to our products, it may become increasingly difficult for us to compete effectively and our ability to garner new customers could be harmed. Additionally, some customers may consider our products to be discretionary purchases, which may contribute to reduced demand for our offerings in times of economic uncertainty, including the current environment caused by the COVID-19 pandemic, inflation and related interest rate increases. If we are unable to sell our software in high volume, across new and existing customers, our business, results of operations and financial condition could be harmed.
We derive a majority of our revenue from Jira Software and Confluence.
We derive a majority of our revenue from Jira Software and Confluence. As such, the market acceptance of these products is critical to our success. Demand for these products and our other products is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our products by customers for existing and new use cases, the timing of development and release of new products, features, functionality and lower cost alternatives introduced by our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our products, our business, results of operations, and financial condition could be harmed.
We recognize certain revenue streams over the term of our subscription and maintenance contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize subscription and maintenance revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and maintenance plans entered into during previous quarters. Consequently, a decline in new or renewed licenses, subscriptions, and maintenance plans in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of the current economic uncertainty may cause customers to request concessions, including better pricing, or to slow their rate of expansion or reduce their number of licenses, which may not be reflected immediately in our results of operations. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer agreements. Our subscription and maintenance revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
If the Atlassian Marketplace does not continue to be successful, our business and results of operations could be harmed.
We operate the Atlassian Marketplace, an online marketplace, for selling third-party, as well as Atlassian-built, apps. We rely on the Atlassian Marketplace to supplement our promotional efforts and build awareness of our products, and believe that third-party apps from the Atlassian Marketplace facilitate greater usage and customization of our products. If we do not continue to add new vendors and developers, are unable to sufficiently grow the number of Cloud apps our customers demand, or our existing vendors and developers stop developing or supporting the apps that they sell on Atlassian Marketplace, our business could be harmed.
In addition, third-party apps on Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and, in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our products, lead to data loss or unauthorized access to customer data, they may damage our brand and reputation, and affect the continued use of our products, which could harm our business, results of operations and financial condition.
Our sales model does not rely primarily on a direct enterprise sales force, which could impede the growth of our business.
Our sales model does not rely primarily on traditional, quota-carrying sales personnel. Although we believe our business model can continue to scale without a large, direct enterprise sales force, our viral marketing model may not continue to be as successful as we anticipate, and the absence of a large, direct, enterprise sales function may impede our future growth. As we continue to scale our business, a more traditional sales infrastructure could assist in reaching larger enterprise customers and growing our revenue. Identifying, recruiting, training, and retaining such a qualified sales force would require significant time, expense and attention and would significantly impact our business model. In addition, expanding our sales infrastructure would considerably change our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses and maintain positive free cash flow. If our lack of a large, direct enterprise sales force limits us from reaching larger enterprise customers and growing our revenue, and we are unable to hire, develop, and retain talented sales personnel in the future, our revenue growth and results of operations could be harmed.
Any failure to offer high-quality product support could harm our relationships with our customers and our business, results of operations, and financial condition.
In deploying and using our products, our customers depend on our product support teams to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a global and vast customer base, we need to be able to provide efficient product support that meets our customers’ needs globally at scale. The number of our customers has grown significantly and that has put additional pressure on our product support organization. The end customers may also reach out to us requesting support for third-party apps sold on the Atlassian Marketplace. In order to meet these needs, we have relied in the past and will continue to rely on third-party vendors to fulfill requests about third-party apps and self-service product support to resolve common or frequently asked questions for Atlassian products, which supplement our customer support teams. If we are unable to provide efficient product support globally at scale, including through the use of third-party vendors and self-service support, our ability to grow our operations could be harmed and we may need to hire additional support personnel, which could harm our results of operations. For example, in April 2022, a very small subset of our customers experienced a full outage across their Atlassian Cloud products due to a faulty script used during a maintenance procedure. While we restored access for these customers with minimal to no data loss, these affected customers experienced disruptions in using our Cloud products during the outage. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our products to existing and prospective customers, and our business, results of operations and financial condition.
If we are unable to develop and maintain successful relationships with our solution partners, our business, results of operations, and financial condition could be harmed.
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2022, we derived approximately 40% of our revenue from channel partners’ sales efforts.
Successfully managing our indirect channel distribution efforts is a complex process across the broad range of geographies where we do business or plan to do business. Our solution partners are independent businesses we do not control. Notwithstanding this independence, we still face legal risk and reputational harm from the activities of our solution partners including, but not limited to, export control violations, workplace conditions, corruption and anti-competitive behavior.
Our agreements with our existing solution partners are non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional solution partners we identify and develop will be similarly non-exclusive and unbound by any requirement to continue to market our products. If we fail to identify additional solution partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future solution partners in independently distributing and deploying our products, our business, results of operations, and financial condition could be harmed. If our solution partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business could also be harmed.
Many of our solution partners have historically relied on a combination of in-person and remote interactions to manage and build relationships with our customers. As a result of work and travel restrictions due to COVID-19, many of our solution partners’ activities adjusted their activities to remote only. Many of our solutions partners are now re-opening offices and conducting customers visits as needed; however, any additional travel or work restrictions could have a negative impact on our solution partners’ ability to sell our products.

Our Credit Facility and overall debt level may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
Our Credit Facility requires compliance with various financial and non-financial covenants, including affirmative covenants relating to the provision of periodic financial statements, compliance certificates and other notices, maintenance of properties and insurance, payment of taxes and compliance with laws and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens and mergers, dissolutions, consolidations and dispositions. The Credit Facility also provides for a number of events of default, including, among others, failure to make a payment, bankruptcy, breach of a covenant, representation and warranty, default under material indebtedness (other than the Credit Facility), change of control and judgment defaults.
Under the terms of the Credit Facility, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with the covenants, including the financial covenant, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under our Credit Facility and could have a material adverse impact on our business.
Overdue amounts under the Credit Facility accrue interest at a default rate. We cannot be certain that our future operating results will be sufficient to ensure compliance with the financial covenant in our Credit Facility or to remedy any defaults. In addition, in the event of default and related acceleration, we may not have or be able to obtain sufficient funds to make the accelerated payments required under the Credit Facility.
We continue to have the ability to incur additional debt, subject to the limitations in our Credit Facility. Our level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•we may need a substantial portion of our cash flow to make principal and interest payments on our debt, reducing the funds that would otherwise be available for investment in operations and future business opportunities;
•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and
•our debt level may limit our flexibility in responding to changing business and economic conditions.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms to us or at all.
In addition, our Credit Facility has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates, such as has occurred recently and is expected in the future, may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not eliminate, the impact of unfavorable changes in interest rates. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.
Our Credit Facility utilizes LIBOR to calculate the amount of accrued interest on any borrowings. Following announcements by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR publication, publication of most LIBOR settings ceased after December 31, 2021, and the remaining LIBOR settings are expected to cease after June 30, 2023. Our Credit Facility identifies the Secured Overnight Financing Right (“SOFR”) as the replacement reference rate. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. A change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available in its current form. This may have a negative effect on our financing costs. The impact of the transition from LIBOR to SOFR is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
If we are not able to maintain and enhance our brand, our business, results of operations, and financial condition could be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our and our solution partners’ marketing efforts, our ability to continue to develop high-quality products, our ability to minimize and respond to errors, failures, outages, vulnerabilities or bugs, and our ability to successfully differentiate our products from competitive products. In addition, independent industry analysts often provide analyses of our products, as well as the products offered by our competitors, and perception of the relative value of our products in the marketplace may be significantly influenced by these analyses. If these analyses are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our solution partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract new customers, any of which could harm our business, results of operations, and financial condition.
If we fail to integrate our products with a variety of operating systems, software applications, platforms and hardware that are developed by others, our products may become less marketable, less competitive, or obsolete and our results of operations could be harmed.
Our products must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our products to adapt to changes in hardware, software, networking, browser and database technologies. In particular, we have developed our products to be able to easily integrate with third-party applications, including the applications of software providers that compete with us, through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on long-term written contracts to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such software systems, and which are subject to change by such providers from time to time. Our business could be harmed if any provider of such software systems:
•discontinues or limits our access to its APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over ours.
We believe a significant component of our value proposition to customers is the ability to optimize and configure our products with these third-party applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for our products could decline and our business and results of operations could be harmed.
In addition, an increasing number of organizations and individuals within organizations are utilizing mobile devices to access the internet and corporate resources and to conduct business. We have designed and continue to design mobile applications to provide access to our products through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our products to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our products, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our products may become less marketable, less competitive or obsolete and our results of operations could be harmed.
Acquisitions of, or investments in, other businesses, products, or technologies could disrupt our business, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. We also may enter into strategic relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, their software and services are not easily adapted to work with our products, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
In the future, we may not be able to find suitable acquisition or strategic investment candidates, and we may not be able to complete acquisitions or strategic investments on favorable terms, if at all. Our previous and future acquisitions or strategic investments may not achieve our goals, and any future acquisitions or strategic investments we complete could be viewed negatively by users, customers, developers or investors.
Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges, expenses, or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation, impairment, or deferred compensation charges.
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the value of this portfolio could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation relative to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data.
Privately held companies in which we invest have in the past and others may in the future undertake an initial public offering. We may also decide to invest in companies in connection with or as part of such company’s initial public offering or other transactions directly or indirectly resulting in it being publicly traded. Therefore, our investment strategy and portfolio have also expanded to include public companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital. In addition, we have in the past, and may in the future, continue to deploy material investments in individual investee companies, resulting in the increasing concentration of risk in a small number of companies. Partial or complete loss of investment capital of these individual companies could be material to our financial statements.
The expected benefits of the planned U.S. Domestication may not be realized.
On September 30, 2022, we completed the U.S. Domestication. We believe that the U.S. Domestication will increase access to a broader set of investors, support inclusion in additional stock indices, streamline our corporate structure, and provide more flexibility in accessing capital and, as a result, will be beneficial to our business and operations, the holders of our ordinary shares, and other stakeholders. The success of the U.S. Domestication will depend, in part, on our ability to realize the anticipated benefits associated with the U.S. Domestication and associated reorganization of our corporate structure. There can be no assurance that all of the anticipated benefits of the U.S. Domestication will be achieved, particularly as the achievement of the benefits are subject to factors that we do not and cannot control.
We expect to incur additional costs related to the U.S. Domestication, including non-recurring costs as well as recurring costs a result of financial reporting obligations of being a “domestic issuer” as opposed to a “foreign private issuer” in the United States.
We will incur additional legal, accounting and other expenses that may exceed the expenses we incurred prior to the U.S. Domestication. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the listing requirements of the Nasdaq Global Select Market. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. While we were subject to many of these requirements prior to the U.S. Domestication, additional legal and accounting requirements will apply to us following the U.S. Domestication. Our management and other personnel will need to devote additional time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including potentially personal or identifying information. Unauthorized access to, or security breaches of, our products could result in unauthorized access to data and information, and the loss, compromise or corruption of such data and information. In the event of a security breach, we could suffer loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.

Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. We have in the past experienced breaches of our security measures. Certain breaches have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches, including, without limitation, breaches that may occur as a result of third-party action, including from state actors, or employee, vendor or contractor error or malfeasance, and other causes. For example, the ongoing Russian invasion of Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against non-Russian companies. Additionally, we have transitioned to a remote-first “Team Anywhere” work environment that may pose additional data security risks.
As we further transition to selling our products via our Cloud offering, continue to collect more personal and sensitive information, and operate in more countries our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and may contain bugs, vulnerabilities, or defects that could pose data security risks. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products may be subject to vulnerabilities in the third-party software on which we rely. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. We promptly worked to remediate vulnerabilities related to Apache Log4j in our products while working with our partners to ensure the same. While this issue has not materially affected our business, reputation or financial results, there is no guarantee that our actions effectively remediated the vulnerabilities and there is no assurance that other incidents could not occur in the future with a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on the products we offer, the proprietary data processed through our services, and, ultimately, on our business.
Interruptions or performance problems associated with our technology and infrastructure could harm our business and results of operations.
Our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. In addition, we rely almost exclusively on our websites for the downloading of, and payment for, all our products. We have experienced, and may in the future experience, disruptions, data loss and corruption, outages and other performance problems with our infrastructure and websites due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. In some instances, we have not been able to, and in the future may not be able to, identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and websites become more complex and our user traffic increases.
If our products and websites are unavailable or if our users are unable to access our products within a reasonable amount of time, or at all, our business could be harmed. Moreover, we provide service level commitments under certain of our paid customer Cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, in April 2022, a very small subset of our customers experienced a full outage across their Atlassian Cloud products due to a faulty script used during a maintenance procedure. While we restored access for these customers with minimal to no data loss, these affected customers experienced disruptions in using our Cloud products during the outage. We incurred certain costs associated with offering service level credits and other concessions to these customers, although the overall impact did not have a material impact on our results of operations or financial condition. However, other future events like this may materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
Additionally, we depend on services from various third parties, including Amazon Web Services, to maintain our infrastructure and distribute our products via the internet. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated into our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, results of operations and financial condition could be harmed.
Real or perceived errors, failures, vulnerabilities or bugs in our products or in the products on Atlassian Marketplace could harm our business and results of operations.
Errors, failures, vulnerabilities, or bugs may occur in our products, especially when updates are deployed or new products are rolled out. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors, failures of products, or other negative consequences in the computing environment into which they are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs have in the past been, and in the future may not be, found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our products have and could result in negative publicity, loss of or unauthorized access to customer data, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.
In addition, third-party apps on Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and, in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our products, lead to data loss or unauthorized access to customer data, they may damage our brand and reputation, and affect the continued use of our products, which could harm our business, results of operations and financial condition.
Changes in laws or regulations relating to data privacy or data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could harm our business and results of operations.
Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we offer our products. The regulatory framework for the collection, use, retention, safeguarding, sharing, disclosure, and transfer of data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we, and/or our customers, must comply. These laws and regulations often are more restricted than those in the United States.
The European General Data Protection regulation (“GDPR”), which is supplemented by national laws in individual member states and the guidance of national supervisory authorities and the European Data Protection Board, applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, mandatory data breach notification requirements, and extensive obligations on services providers. Non-compliance can trigger steep fines of up to €20 million or four percent of total worldwide annual turnover, whichever is higher. In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act, which so far mirrors the obligations in the GDPR, poses similar challenges and imposes substantially similar penalties.

Data protection is an area of increased focus and changing requirements. Among the recent developments, data transfers have been under increasing scrutiny by regulators in the EEA and UK. Specifically, the July 16, 2020 case of Data Protection Commissioner v. Facebook Ireland Limited and Maximillian Schrems (“Schrems II”) requires organizations to ensure that data is protected to a standard that is “essentially equivalent” to that under GDPR and/or other applicable laws and to document compliance with this requirement. As another example, the EEA is in the process of finalizing the e-Privacy Regulation to replace the European e-Privacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). We may face difficulties in marketing to current and potential customers under applicable laws, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base. As rules evolve, we also expect to incur in additional costs to comply with new requirements.
Additionally, in the U.S., various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Federal Trade Commission Act, and state equivalents, the Electronic Communications Privacy Act and the Computer Fraud and Abuse Act. There are also various state laws relating to privacy and data security. The California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and soon the California Privacy Rights Act (“CPRA”), which will take substantial effect on January 1, 2023 and will significantly modify the CCPA, broadly define personal information and give California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. The CPRA has also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Since the CPRA passed, various other states have each passed their own comprehensive privacy statutes that share similarities with CCPA and CPRA. Some observers see this influx of state privacy regimes as a trend towards more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business.
We expect that there will continue to be new proposed laws and regulations around the globe and we cannot yet determine the full impact these developments may have on our business, nor assure ongoing compliance with all such laws or regulations. The interpretation and application of these laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. Any inability to adequately address privacy and data security concerns or comply with applicable privacy or data security laws, regulations and policies could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
Moreover, record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of privacy regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy. Given the breadth and depth of changes in data protection obligations, complying with global data protection requirements requires time, resources, and a review of our technology and systems currently in use against regulatory requirements.
In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Further, our customers may require us to comply with more stringent privacy and data security contractual requirements or obtain certifications that we do not currently have, and any failure to obtain these certifications could reduce the demand for our products and our business could be harmed. If we were required to obtain additional industry certifications, we may incur significant additional expenses and have to divert resources, which could slow the release of new products, all of which could harm our ability to effectively compete.
Further, any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
Because our products rely on the movement of data across national boundaries, global privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products globally.
Certain privacy legislation restricts the cross-border transfer of personal data and some countries have introduced or are currently considering legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data, outside of that country. Specifically, the EEA and UK data protection laws generally prohibit the transfer of personal data to third countries, including to the U.S., unless the transfer is to an entity established in a third country deemed to provide adequate protection or the parties to the transfer implement supplementary safeguards and measures to protect the transferred personal data. Currently, where we transfer personal data from the EEA and the UK to third countries outside the EEA and UK that are not deemed to be “adequate,” such as the U.S., we rely on standard contractual clauses (“SCCs”) (a standard form of contract approved by the European Commission (the “EC”) of the European Union (the “EU”) as an adequate personal data transfer mechanism, and potential alternative to the EU-U.S. Privacy Shield Framework (“Privacy Shield”)).
In Schrems II, though the court upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, as per the contractual requirement built into the European Commission’s new SCCs and the UK equivalent to conduct and document Data Transfer Impact Assessments addressing these issues. The Court of Justice of the European Union (“CJEU”) further stated that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Supervisory authorities have pursued enforcement in cases where they have deemed the level of protection in the destination country to be insufficient.
U.S. and EU officials are actively seeking a solution to replace the Privacy Shield, which was invalidated by the CJEU in its Schrems II judgment. There is no clear timeline for the enactment of this new framework. Moreover, once enacted, the new framework is likely to be subject to legal challenges and may be struck down by the CJEU.
SCCs and other international data transfer mechanisms and data localization requirements will continue to evolve and face additional scrutiny across the EEA, the UK and other countries. We continue to monitor and update our data protection compliance strategy accordingly and will continue to explore other options for processing and transferring data from the EEA and UK, including without limitation, conducting (or assisting data exporters in conducting) assessments and due diligence of the related data flows and destination countries across our supply chain and customer base, re-evaluating and amending our contractual and organizational arrangements, all of this activity may involve substantial expense and distraction from other aspects of our business.
To the extent we are unsuccessful in establishing an adequate mechanism for international data transfers or do not comply with the applicable requirements in respect of international transfers of data and localization, there is a risk that any of our data transfers could be halted or restricted. In addition, we could be at risk of enforcement action taken by an EEA or UK data protection authority including regulatory action, significant fines and penalties (or potential contractual liabilities) until such point in time that we ensure an adequate mechanism for EEA and UK data transfers to the U.S. and other countries is in place. This could damage our reputation, inhibit sales and harm our business.
We may be sued by third parties for alleged infringement or misappropriation of their intellectual property rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. We have received, and may receive in the future, communications and lawsuits from third parties, including practicing entities and non-practicing entities, claiming that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or license payments, prevent us from offering our products or using certain technologies, require us to implement expensive workarounds, refund fees to customers or require that we comply with other unfavorable terms. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims or litigation and to obtain licenses, modify our products or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we generally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our products, damage our reputation and harm our business, results of operations and financial condition.
We use open source software in our products that may subject our products to general release or require us to re-engineer our products, which could harm our business.
We use open source software in our products and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source software licenses. Consequently, there is a risk that the owners of the copyrights in such open source software may claim that the open source licenses governing their use impose certain conditions or restrictions on our ability to use the software that we did not anticipate. Such owners may seek to enforce the terms of the applicable open source license, including by demanding release of the source code for the open source software, derivative works of such software, or, in some cases, our proprietary source code that uses or was developed using such open source software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our products, any of which could result in additional cost, liability and reputational damage to us, and harm to our business and results of operations. In addition, if the license terms for the open source software we utilize change, we may be forced to re-engineer our products or incur additional costs to comply with the changed license terms or to replace the affected open source software. Although we have implemented policies and tools to regulate the use and incorporation of open source software into our products, we cannot be certain that we have not incorporated open source software in our products in a manner that is inconsistent with such policies.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We primarily rely on a combination of patent, copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, business partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. In any event, in order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights.

For example, in order to promote the transparency and adoption of our downloadable software, we provide our customers with the ability to request a copy of the source code of those products, which they may customize for their internal use under limited license terms, subject to confidentiality and use restrictions. If any of our customers misuses or distributes our source code in violation of our agreements with them, or anyone else obtains access to our source code, it could cost us significant time and resources to enforce our rights and remediate any resulting competitive harms.
Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could harm our brand and our business.
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Our global operations and structure subject us to potentially adverse tax consequences.
We are subject to income taxes in the United States and various other jurisdictions. Significant judgement is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. If a disagreement were to occur, and our position was not sustained, or if a tax audit resulted in an adverse finding, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the United States and in foreign jurisdictions are subject to change. For example, The U.S. Tax Cuts & Jobs Act (“TCJA”), signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal 2023 tax year. TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. The U.S Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. IRA tax provisions may become applicable in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Certain government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Cooperation and Development (“OECD”) has introduced various guidelines changing the way tax is assessed, collected and governed. Of note are the efforts around base erosion and profit shifting which seek to establish certain international standards for taxing the worldwide income of multinational companies. These measures have been endorsed by the leaders of the world’s 20 largest economies.
In March 2018, the EC proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the EU. As collaborative efforts by the OECD and EC continue, some countries have unilaterally moved to introduce their own digital service tax or equalization levy to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, Spain, the UK, Turkey and India have enacted this tax, generally 2% on specific in-scope sales above a revenue threshold. The EU and the UK have recently established a mandate that focuses on the transparency of cross-border arrangements concerning at least one EU member state through mandatory disclosure and exchange of cross-border arrangements rules. These regulations (known as MDR in the UK and DAC 6 in the EU) require taxpayers to disclose certain transactions to the tax authorities resulting in an additional layer of compliance and require careful consideration of the tax benefits obtained when entering into transactions that need to be disclosed.

Global tax developments applicable to multinational companies may result in new tax regimes or changes to existing tax laws. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could harm our results of operations.
We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements could harm our results of operations.
The requirements of being a public company, including additional rules and regulations that we must comply with now that we are not longer a foreign private issuer, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive officers and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, making some activities more difficult, time-consuming, and costly, and has increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required.
Additionally, as of September 30, 2022, we are no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. We are also no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq. We are also required to comply with all other rules of Nasdaq applicable to U.S. domestic issuers. In addition, we are required to report our financial results under GAAP, including our historical financial results, which have previously been prepared in accordance with IFRS.
The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements. Additionally, as a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. In addition, the pressures of operating a public company may divert management’s attention to delivering short-term results, instead of focusing on long-term strategy. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us. If we fall out of compliance, we risk becoming subject to litigation or being delisted, among other potential problems.
Further, as a public company it is more expensive for us to maintain adequate director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of Class A Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
We face exposure to foreign currency exchange rate fluctuations.
While we primarily sell our products in U.S. dollars, we incur expenses in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate fluctuations. A large percentage of our expenses are denominated in the Australian dollar and the Indian rupee, and fluctuations in these currencies could have a material negative impact on our results of operations. Moreover, our subsidiaries, other than our U.S. subsidiaries, maintain net assets that are denominated in currencies other than the U.S. dollar. In addition, we transact in non-U.S. dollar currencies for our products, and, accordingly, changes in the value of non-U.S. dollar currencies relative to the U.S. dollar could affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations.
We have a foreign exchange hedging program to hedge a portion of certain exposures to fluctuations in non-U.S. dollar currency exchange rates. We use derivative instruments, such as foreign currency forward contracts, to hedge the exposures. The use of such hedging instruments may not fully offset the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments or if we are unable to forecast hedged exposures accurately.
We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations, that may expose us to liability and increase our costs.
Various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our services outside of the U.S., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. Import, export and economic sanctions laws may also change rapidly due to political events, such as has occurred in response to Russia’s invasion of Ukraine. The exportation, reexportation, and importation of our products, and the provision of services, including by our solution partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws can be time consuming and complex and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. We rely on certain third parties to support our sales and regulatory compliance efforts and can be held liable for their corrupt or other illegal activities, even if we do not explicitly authorize or have actual knowledge of such activities. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in additional jurisdictions.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could harm our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by phishing attacks, cyber-attacks, viruses, worms, and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our products could decline and our business could be harmed.
If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of these sections of the Investment Company Act. We currently conduct, and intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could harm our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Chief Executive Officers and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of September 30, 2022, stockholders who hold our Class B Common Stock collectively hold approximately 88% of the voting power of our outstanding share capital and in particular, our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 88% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
If Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for an extended period of time, they will control a significant portion of the voting power of our capital stock for the foreseeable future. As members of our board of directors, Messrs. Cannon-Brookes and Farquhar each owe statutory and fiduciary duties to Atlassian and must act in good faith and in a manner they consider would be most likely to promote the success of Atlassian for the benefit of stockholders as a whole. As stockholders, Messrs. Cannon-Brookes and Farquhar are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The market price of our Class A Common Stock is volatile and could continue to fluctuate significantly regardless of our operating performance resulting in substantial losses for our Class A ordinary stockholders.
The trading price of our Class A Common Stock is volatile and could continue to fluctuate significantly, regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:
•general economic conditions;
•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of Atlassian, publication of inaccurate or unfavorable research about our business, changes in financial estimates or ratings changes by any securities analysts who follow Atlassian or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, new products, acquisitions, pricing changes, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•new laws or regulations, new interpretations of existing laws, or the new application of existing regulations to our business;
•changes in tax laws or regulations;
•any major change in our board of directors or management;
•additional Class A Common Stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us; and

•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, including the COVID-19 pandemic, war, including Russia’s invasion of Ukraine, incidents of terrorism, or responses to these events.
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations and financial condition.
Substantial future sales of our Class A Common Stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2022, we had 148,272,295 outstanding shares of Class A Common Stock and 107,247,693 outstanding shares of Class B Common Stock.
We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
Certain holders of our Class A Common Stock and our Class B Common Stock, including our founders, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Sales of our Class A Common Stock pursuant to these registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A Common Stock to fall and make it more difficult for our investors to sell our Class A Common Stock at a price that they deem appropriate.
We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price, which may never occur.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”) contains, provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:
•a dual-class structure which provides our holders of Class B Common Stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A Common Stock and Class B Common Stock;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•in addition to our board of directors’ ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class;
•the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote thereon, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation;
•the ability of stockholders to act only at an annual or special meeting of stockholders;
•the requirement that a special meeting of stockholders may be called only by certain specified officers of the Company, a majority of our board of directors then in office or the chairperson of our board of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of the Delaware General Corporation Law, including Section 203 thereof, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or the Delaware General Corporation Law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:
•we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, that unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder to the Company or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any action, suit or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; and (b) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Any person or entity purchasing or otherwise acquiring any interest in any security of the Company will be deemed to have notice of and consented to these provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer or stockholder to the Company, which may discourage such claims against us or any of our current or former director, officer or stockholder to the Company and result in increased costs for investors to bring a claim.
General Risk Factors
Our global operations subject us to risks that can harm our business, results of operations, and financial condition.
A key element of our strategy is to operate globally and sell our products to customers around the world. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, geographic, and political risks. In particular, our global operations subject us to a variety of additional risks and challenges, including:
•increased management, travel, infrastructure, and legal compliance costs associated with having operations in many countries;
•difficulties in enforcing contracts, including “clickwrap” contracts that are entered into online, of which we have historically relied as part of our product licensing strategy, but which may be subject to additional legal uncertainty in some foreign jurisdictions;
•increased financial accounting and reporting burdens and complexities;

•requirements or preferences within other regions for domestic products, and difficulties in replacing products offered by more established or known regional competitors;
•differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;
•communication and integration problems related to entering and serving new markets with different languages, cultures, and political systems;
•compliance with foreign privacy and security laws and regulations and the risks and costs of non-compliance;
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the UK Bribery Act), import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•fluctuations in currency exchange rates, rising interest rates, and related effects on our results of operations;
•difficulties in repatriating or transferring funds from, or converting currencies in certain countries;
•weak economic conditions which could arise in each country or region in which we operate or sell our products, including due to rising inflation or hyperinflation, such as is occurring in Turkey, and related interest rate increases, or general political and economic instability around the world, including as a result of the COVID-19 pandemic and Russia’s invasion of Ukraine;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•difficulties in recruiting and hiring employees in certain countries;
•the preference for localized software and licensing programs and localized language support;
•reduced protection for intellectual property rights in some countries and practical difficulties associated with enforcing our legal rights abroad;
•imposition of travel restrictions, prohibitions of non-essential travel, modifications of employee work locations, or cancellation or reorganization of certain sales and marketing events as a result of the COVID-19 pandemic or future pandemics or public health emergencies;
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes; and
•geopolitical risks, such as political and economic instability, and changes in diplomatic and trade relations.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these laws and regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these regulations and policies, there can be no assurance that all of our employees, contractors, business partners and agents will comply with these regulations and policies. Violations of laws, regulations or key control policies by our employees, contractors, business partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our products and could harm our business, results of operations, and financial condition.

Adverse economic conditions could negatively impact our business.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. To the extent that weak economic conditions, including as a result of the COVID-19 pandemic, rising inflation, increases in interest rates, or Russia’s invasion of Ukraine, reduce the number of personnel providing development or engineering services or that limit the available budgets within organizations for software products, demand for our products could be harmed. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology budgets, which would limit our ability to grow our business and harm our results of operations.
In addition, the recent COVID-19 pandemic has created significant additional uncertainty for the global economy. If the outbreak worsens or continues for an indefinite period of time, especially in regions in which we have material operations or sales, our business and results of operations could be adversely affected.
Catastrophic events may disrupt our business.
Natural disasters, pandemics, including the COVID-19 pandemic, other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence and operations in the San Francisco Bay Area, California and Australia. The west coast of the U.S. contains active earthquake zones and is often at risk from wildfires. Australia has recently experienced significant wildfires and flooding that have impacted our employees. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
Additionally, we rely on our network and suppliers of third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, internal controls, operational support, hosted services and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster, disease or pandemic, including the COVID-19 pandemic, or catastrophic event, our ability to conduct normal business operations and deliver products to our customers could be impaired.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, disease or pandemic, including the COVID-19 pandemic, or catastrophic event, or if we are unable to successfully execute on those plans, our business and reputation could be harmed.
Climate change may have a long-term impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate related risks wherever business is conducted. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.
We depend on our executive officers and other key employees and the loss of one or more of these employees or the inability to attract and retain highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we recently hired a new Chief Financial Officer who joined us in September 2022 and a new Chief Technology Officer who joined us in May 2022. In addition, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Co-Chief Executive Officers, or other key employees could harm our business.

In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in Sydney, Australia, the San Francisco Bay Area, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and cloud-based services. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel has been, and we expect to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline.
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, these employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, it could harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations and financial condition could be harmed.
We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
Given the global nature of our business, we may have diversified U.S. and non-U.S. investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, including from impacts of inflation, the COVID-19 pandemic and Russia’s invasion of Ukraine, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes repurchases of restricted stock for the three months ended September 30, 2022. These shares of restricted stock were issued in connection with certain previous acquisitions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	439	$9.14	—	—
August 1 - 31, 2022	306	$9.14	—	—
September 1- 30, 2022	—	—	—	—
Total	745

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

10.1	Amendment No. 1 to Credit Agreement, dated as of September 30, 2022, by and among Atlassian Corporation, Atlassian US, Inc., Bank of America, N.A., as Administrative Agreement, and the other lenders party thereto.		8-K	001-37651	10.1	10/03/2022

10.2#	Form of Indemnification Agreement.		8-K	001-37651	10.2	10/03/2022

10.3#	Form of Executive Officer Offer Letter.	X

10.4#	Atlassian Corporation Amended and Restated 2015 Share Incentive Plan.		8-K	001-37651	10.3	10/03/2022

10.5#	Atlassian Corporation Amended and Restated 2013 U.S. Share Option Plan.		8-K	001-37651	10.4	10/03/2022

10.6#	Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan.		8-K	001-37651	10.5	10/03/2022

10.7#	Atlassian Corporation Amended and Restated Executive Severance Plan.		8-K	001-37651	10.6	10/03/2022

10.8#	Atlassian Corporation Amended and Restated Cash Incentive Bonus Plan.		8-K	001-37651	10.7	10/03/2022

10.9#	Atlassian Corporation Amended and Restated Non-Employee Director Compensation Policy.		8-K	001-37651	10.8	10/03/2022

31.1
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		X

31.2
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		X

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

____________________________

#    Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLASSIAN CORPORATION

Date: November 4, 2022	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)