Form 10-Q
period 2022-12-31
Atlassian Corp
filed 2023-02-03
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 2, 2023, there were 150,107,805 shares of the registrant’s Class A Common Stock ($0.00001 par value per share) and 106,179,557 shares of the registrant’s Class B Common Stock ($0.00001 par value per share) outstanding.

EXPLANATORY NOTE
On September 30, 2022, Atlassian Corporation Plc, a public company limited by shares, incorporated under the laws of England and Wales, completed a redomestication, which was approved by the shareholders of Atlassian Corporation Plc, resulting in Atlassian Corporation, a Delaware corporation, becoming our publicly traded parent company (the “U.S. Domestication”). Immediately prior to the effective time of the U.S. Domestication, existing shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms. As a result, all outstanding shareholders of Atlassian Corporation Plc became common stockholders of Atlassian Corporation. Throughout this Form 10-Q, references to “Atlassian,” the “Company,” “our,” “we” and “us” (i) for periods until the completion of the U.S. Domestication, refer to Atlassian Corporation Plc and (ii) for periods at or after the completion of the U.S. Domestication, refer to Atlassian Corporation. Also, throughout this Form 10-Q, we refer to our equity securities (i) for periods until the completion of the U.S. Domestication, as ordinary shares and (ii) for periods at or after the completion of the U.S. Domestication, as shares of common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$1,636,615	$1,385,265
Marketable securities	36,069	73,294
Accounts receivable, net	354,844	308,127
Assets held for sale	—	60,265
Prepaid expenses and other current assets	107,232	70,002
Total current assets	2,134,760	1,896,953
Non-current assets:
Property and equipment, net	100,334	100,662
Operating lease right-of-use assets	254,811	277,276
Strategic investments	237,181	159,064
Intangible assets, net	84,248	100,840
Goodwill	723,229	722,838
Deferred tax assets	7,657	10,335
Other non-current assets	71,795	58,862
Total assets	$3,614,015	$3,326,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130,318	$81,220
Accrued expenses and other current liabilities	308,930	406,139
Deferred revenue, current portion	1,158,743	1,066,059
Operating lease liabilities, current portion	46,659	40,638
Total current liabilities	1,644,650	1,594,056
Non-current liabilities:
Deferred revenue, net of current portion	115,338	116,621
Operating lease liabilities, net of current portion	257,653	274,434
Term loan facility	999,506	999,419
Deferred tax liabilities	2,489	312
Other non-current liabilities	16,887	14,616
Total liabilities	3,036,523	2,999,458
Commitments and contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 149,039,165 and 144,891,749 issued and outstanding at December 31, 2022 and June 30, 2022, respectively	1	1
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 107,247,693 and 110,035,649 issued and outstanding at December 31, 2022 and June 30, 2022, respectively	1	1
Additional paid-in capital	2,621,776	2,182,536
Accumulated other comprehensive income	43,516	13,864
Accumulated deficit	(2,087,802)	(1,869,030)
Total stockholders’ equity	577,492	327,372
Total liabilities and stockholders’ equity	$3,614,015	$3,326,830
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Subscription	$711,199	$508,987	$1,362,183	$944,283
Maintenance	106,023	127,059	219,588	257,649
Other	55,482	52,480	98,325	100,618
Total revenues	872,704	688,526	1,680,096	1,302,550
Cost of revenues (1) (2)	155,945	110,191	295,337	206,447
Gross profit	716,759	578,335	1,384,759	1,096,103
Operating expenses:
Research and development (1) (2)	473,676	318,569	872,682	590,709
Marketing and sales (1) (2)	186,191	121,046	346,319	220,375
General and administrative (1)	156,131	115,678	299,024	205,500
Total operating expenses	815,998	555,293	1,518,025	1,016,584
Operating income (loss)	(99,239)	23,042	(133,266)	79,519
Other income (expense), net	(6,749)	(22,343)	22,540	(478,147)
Interest income	8,963	74	14,106	351
Interest expense	(7,508)	(21,022)	(13,629)	(32,540)
Loss before income taxes	(104,533)	(20,249)	(110,249)	(430,817)
Provision for income taxes	(100,498)	(2,079)	(108,523)	(2,715)
Net loss	$(205,031)	$(22,328)	$(218,772)	$(433,532)
Net loss per share:
Basic	$(0.80)	$(0.09)	$(0.86)	$(1.72)
Diluted	$(0.80)	$(0.09)	$(0.86)	$(1.72)
Weighted-average shares used in computing net loss per share:
Basic	255,874	252,960	255,520	252,533
Diluted	255,874	252,960	255,520	252,533
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$18,553	$8,453	$29,166	$14,370
Research and development	169,342	90,120	279,471	154,402
Marketing and sales	38,156	21,873	61,351	36,367
General and administrative	39,734	25,374	69,428	41,588
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$5,697	$5,599	$11,394	$11,288
Research and development	93	93	187	187
Marketing and sales	2,506	2,266	5,011	4,537
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(205,031)	$(22,328)	$(218,772)	$(433,532)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	6,285	(2,832)	(4,292)	(6,162)
Net change in unrealized gains (losses) on marketable and privately held debt securities	1,085	(175)	1,220	(1,372)
Net gain on cash flow hedging derivative instruments	28,755	13,127	32,724	366
Other comprehensive income (loss), before tax	36,125	10,120	29,652	(7,168)
Income tax effect	—	2	—	134
Other comprehensive income (loss), net of tax	36,125	10,122	29,652	(7,034)
Total comprehensive loss, net of tax	$(168,906)	$(12,206)	$(189,120)	$(440,566)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	148,232	$1	107,248	$1	$2,355,991	$7,391	$(1,882,771)	$480,613
Common stock issued under employee stock plans	788	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	265,785	—	—	265,785
Other comprehensive income, net of tax	—	—	—	—	—	36,125	—	36,125
Net loss	—	—	—	—	—	—	(205,031)	(205,031)
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492

	Three Months Ended December 31, 2021
	Common Stock				Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	139,089	$1	113,471	$1	$1,758,371	$(11,802)	$(1,760,724)	$(14,153)
Common stock issued under employee stock plans	794	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	1,138	—	(1,138)	—	—	—	—	—
Stock-based compensation	—	—	—	—	145,882	—	—	145,882
Other comprehensive income, net of tax	—	—	—	—	—	10,122	—	10,122
Net loss	—	—	—	—	—	—	(22,328)	(22,328)
Balance at December 31, 2021	141,021	$1	112,333	$1	$1,904,257	$(1,680)	$(1,783,052)	$119,527

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Six Months Ended December 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued under employee stock plans	1,412	—	—	—	(176)	—	—	(176)
Conversion from Class B Common Stock to Class A Common Stock	2,788	—	(2,788)	—	—	—	—	—
Stock-based compensation	—	—	—	—	439,416	—	—	439,416
Other comprehensive income, net of tax	—	—	—	—	—	29,652	—	29,652
Net loss	—	—	—	—	—	—	(218,772)	(218,772)
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492

	Six Months Ended December 31, 2021
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	137,038	$1	114,610	$1	$1,657,426	$5,354	$(1,349,520)	$313,262
Common stock issued under employee stock plans	1,706	—	—	—	5	—	—	5
Conversion from Class B Common Stock to Class A Common Stock	2,277	—	(2,277)	—	—	—	—	—
Stock-based compensation	—	—	—	—	246,826	—	—	246,826
Other comprehensive loss, net of tax	—	—	—	—	—	(7,034)	—	(7,034)
Net loss	—	—	—	—	—	—	(433,532)	(433,532)
Balance at December 31, 2021	141,021	$1	112,333	$1	$1,904,257	$(1,680)	$(1,783,052)	$119,527

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cash flows from operating activities:
Net loss	$(205,031)	$(22,328)	$(218,772)	$(433,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,476	12,298	30,096	25,602
Stock-based compensation	265,785	145,820	439,416	246,727
Deferred income taxes	3,291	(427)	4,813	(2,041)
Net loss on exchange derivative and capped call transactions	—	—	—	424,482
Amortization of debt discount and issuance cost	117	16,975	235	26,816
Net loss on strategic investments	7,563	22,135	19,076	53,557
Net foreign currency gain	(2,203)	(5,258)	(5,828)	(11,656)
Gain on a non-cash sale of a controlling interest of a subsidiary	(2,066)	—	(45,158)	—
Other	(5)	297	(5)	(318)
Changes in operating assets and liabilities:
Accounts receivable, net	(107,805)	(54,992)	(46,491)	(68,203)
Prepaid expenses and other assets	(2,690)	(3,897)	(25,367)	(25,082)
Accounts payable	18,587	10,284	49,734	20,507
Accrued expenses and other liabilities	58,260	21,119	(50,183)	(63,287)
Deferred revenue	101,246	64,429	91,401	77,884
Net cash provided by operating activities	150,525	206,455	242,967	271,456
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(2,701)	(600)	(3,839)
Purchases of property and equipment	(4,040)	(12,581)	(20,536)	(19,462)
Purchases of strategic investments	(1,100)	(42,000)	(9,450)	(95,000)
Purchases of marketable securities	—	—	(10,000)	(21,003)
Proceeds from maturities of marketable securities	18,750	7,600	47,700	61,487
Proceeds from sales of marketable securities and strategic investments	363	—	621	186,262
Net cash provided by (used in) investing activities	13,973	(49,682)	7,735	108,445
Cash flows from financing activities:
Proceeds from term loan facility	—	350,000	—	1,000,000
Repayment of exchangeable senior notes	—	(1,234,376)	—	(1,548,686)
Proceeds from settlement of capped call transactions	—	104,519	—	135,497
Proceeds from other financing arrangements	—	4	1,396	5
Net cash provided by (used in) financing activities	—	(779,853)	1,396	(413,184)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,522	(246)	(1,417)	(2,355)
Net increase (decrease) in cash, cash equivalents, and restricted cash	168,020	(623,326)	250,681	(35,638)
Cash, cash equivalents, and restricted cash at beginning of period	1,469,949	1,519,213	1,386,686	931,023
Net decrease in cash and cash equivalents included in assets held for sale	—	4,182	602	4,684
Cash, cash equivalents, and restricted cash at end of period	$1,637,969	$900,069	$1,637,969	$900,069

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,636,615	$899,394	$1,636,615	$899,394
Restricted cash included in other non-current assets	1,354	675	1,354	675
Total cash, cash equivalents, and restricted cash	$1,637,969	$900,069	$1,637,969	$900,069
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$63,742	$42,611	$92,962	$53,941
Interest paid	6,813	3,603	12,388	4,802
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	1,385	5,062	1,385	5,062

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation, a Delaware corporation, designs, develops, licenses, and maintains software and provisions software hosting services to help teams organize, discuss, and complete their work. Our primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, Trello for capturing and adding structure to fluid, fast-forming work for teams, Jira Service Management for team service, management, and support applications, Jira Align for enterprise agile planning, and Bitbucket for code sharing and management. The Company is the successor parent entity to Atlassian Corporation Plc, which was a public company limited by shares, incorporated under the laws of England and Wales.
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, the statements of operation, comprehensive loss, stockholders’ equity, and cash flows for the three and six months ended December 31, 2022 and 2021.
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
Foreign Currency
The Company’s condensed consolidated financial statements are presented using the U.S. dollar, which is its reporting currency. The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have the U.S. dollar as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net on the condensed consolidated statements of operations.
Revenue Recognition
Policies, Estimates and Judgments
Revenues are generally recognized upon the transfer of control of promised products or services provided to customers, reflecting the amount of consideration the Company expects to receive for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales and other similar taxes collected from customers, which are subsequently remitted to governmental authorities.
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
The Company allocates the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each distinct performance obligation. Judgment is required in determining the SSP for each distinct performance obligation. The Company typically determines an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. In most cases, the Company is able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs to estimate the price that it would charge if the products and services were sold separately.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents also include amounts due from third-party credit card processors as they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash and cash equivalents are stated at fair value.
As of December 31, 2022 and June 30, 2022 the Company had restricted cash of $1.4 million, primarily used for the benefit of employees through a deferred compensation plan, which was not available for use in its operations. Restricted cash is included in other non-current assets in the condensed consolidated balance sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based on an assessment of various factors, including historical credit loss experience adjusted for forward-looking factors specific to the debtors and the economic environment that may affect our ability to collect from customers. The allowance for credit losses and write-offs were not material for each of the periods as of December 31, 2022 and June 30, 2022.
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
Marketable Securities
The Company classifies all marketable debt securities that have original stated maturities of greater than three months as marketable securities on our condensed consolidated balance sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale (“AFS”). After consideration of its risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. The Company considers all of our marketable securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets on the condensed consolidated balance sheets.
The Company evaluates AFS securities with unrealized loss positions for credit loss by assessing whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, whether the Company expects to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. The Company carries these securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of accumulated other comprehensive income except for the changes in allowance for expected credit losses, which are recorded in other income (expense), net. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the condensed consolidated statements of operations.
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities, as well as publicly held equity securities in which the Company does not have a controlling interest.
Investments in privately held debt securities are classified as AFS securities. Investments in publicly held equity securities are recorded at fair value with changes in the fair value of the investments recorded in other income (expense), net in the condensed consolidated statements of operations.
Investments in privately held equity securities without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured in accordance with the measurement alternative. In applying the measurement alternative, the carrying value of the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes from orderly transactions for the identical or a similar investment of the same issuer in the period of occurrence. Changes to the carrying value of these investments are recorded through other income (expense), net on the condensed consolidated statements of operations.
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
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2022, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
Exchangeable Senior Notes
In 2018, the Company, through its subsidiary Atlassian US, Inc., issued exchangeable senior notes due May 1, 2023 (the “Notes”), which were classified as financial liabilities at amortized cost and measured using the effective interest rate (“EIR”) method. Amortized cost was calculated by taking into account any discount and issuance cost that were an integral part of the EIR. The EIR amortization was included as interest expense in the condensed consolidated statements of operations. In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The capped call transactions were scheduled to expire in May 2023 and were required to be settled in cash. As of June 30, 2022 the Notes and Capped Calls had been fully settled and are no longer outstanding. Refer to Note 12, “Debt” for further details of the transaction.
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
The Company had other derivatives, such as embedded exchange feature of the Notes and Capped Calls. Please see Note 12, “Debt” for details. The Notes and Capped Calls were measured at fair value at each reporting date, and gains (losses) from changes in fair values were recognized in other income (expense), net in the consolidated statements of operations. The Company used the Black-Scholes option pricing models to estimate the fair value of the exchange feature of the Notes. Certain inputs used in the model such as stock price volatility requires judgment. The fair value of the Capped Calls was obtained from counterparty banks.
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
The Company did not have any finance lease arrangements as of December 31, 2022 and June 30, 2022.
Assets Held for Sale
The Company classifies assets as held for sale when all of the following are met: (i) management has committed to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition; (iii) an active program to locate a buyer has been initiated; (iv) it is probable that a sale will occur within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If all held for sale criteria are met, the assets are reclassified and presented separately in the condensed consolidated balance sheets as assets held for sale at the lower of the carrying value or the fair value, less cost to sell, and no longer depreciated or amortized. The Company completed a sale of assets that had previously been classified as held for sale in July 2022, please refer to Note 10, “Assets Held for Sale”, to our condensed consolidated financial statements for details.
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

Impairment of Long-Lived Assets
The Company evaluates long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows the Company expects the asset to generate. Any excess of the carrying value of the asset above its fair value is recognized as an impairment loss.
Goodwill
Goodwill is the excess of the aggregate of the consideration transferred over the identifiable assets acquired and liabilities assumed.
Goodwill is tested for impairment at least annually during the fourth quarter of the Company’s fiscal year and more often if and when circumstances indicate that the carrying value may be impaired. The Company’s reporting unit is at the operating segment level. The Company performs its goodwill impairment test at the level of its operating segment, as there are no levels below the operating segment level for which discrete financial information is prepared and regularly reviewed by the Company’s CODMs. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its operating segment is less than it’s carrying amount. If the operating segment does not pass the qualitative assessment, the carrying amount of the operating segment, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value exceeds its fair value. Any excess is recognized as an impairment loss in current period earnings.
Stock-based Compensation
The Company recognizes compensation expense related to all stock-based awards, including restricted stock units (“RSU”), restricted stock awards and stock options issued to our employees in exchange for their service, based on the estimated fair value of the awards on the grant date. The fair value of each RSU or restricted stock award is based on the fair value of the Company’s common stock on the date of grant. The Company estimated the fair value of stock option awards using the Black-Scholes option pricing model.
The Company recognizes costs related to stock-based awards, net of estimated forfeitures, over the awards’ requisite service period on a straight-line basis. The Company estimates forfeitures based on historical experience. The respective expenses are recognized as employee benefits and classified in our condensed consolidated statements of operations according to the activities that the employees perform.
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
Research and Development
Research and development costs are expensed as incurred and consists of the employee, software, and hardware costs incurred for the development of new products, enhancements and updates of existing products and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform and internal use software are evaluated for capitalization during the development phase. No software development costs were capitalized on the Company’s condensed consolidated balance sheet for the periods presented.

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
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of December 31, 2022 and June 30, 2022, no customer represented more than 10% of the total accounts receivable balance. For the three and six months ended December 31, 2022 and 2021, no customer represented more than 10% of the total revenues.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities represent temporary differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their corresponding tax basis used in the computation of taxable income. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates within the provision for income taxes as expense and income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Changes in deferred tax assets or liabilities are recognized as a component of benefit from (provision for) income taxes in the condensed consolidated statements of operations, except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively. Where deferred tax arises from the initial accounting for a business combination, the tax effect is included in the accounting for the business combination.
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

New Accounting Standards Not Yet Adopted in Fiscal Year 2023
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU is elective and provides relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments were to be effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848,” which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR which was delayed to June 30, 2023. The Company is currently evaluating the impact the standard would have on our consolidated financial statements if it chooses to elect to adopt this ASU.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted this standard effective July 1, 2022 using a modified retrospective method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended December 31, 2022.
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
Under GAAP, the Company accounts for stock-based compensation using the straight-line expense method, recognizing the expense ratably over the service period, which is generally four years. This change in the timing of the expense recognition is the primary driver for the GAAP transition differences. The resulting decrease in stock-based compensation expense from the transition from IFRS to GAAP was $91.2 million and $109.3 million for the three and six months ended December 31, 2021, respectively.
(b) Leases
Under IFRS, prior to the adoption of GAAP, the Company, as lessee, applied the single lease model that is similar to the accounting for a finance lease under GAAP. The expense recognition presented a higher portion of the total expense earlier in the term as a combination of straight-line depreciation of the right-of-use asset and the EIR method applied to the lease liability results in a decreasing rate of interest expense recognition throughout the lease term.
Under GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and a interest expense component, on a straight-line basis throughout the lease term. This resulted in lease expense being reclassified from interest expense into operating expense under GAAP which decreased interest expense by $1.9 million and $3.6 million for the three and six months ended December 31, 2021, respectively. Additionally due to the change in the expense recognition method, the total resulting decrease in lease related expense from the transition from IFRS to GAAP was $0.6 million and $1.1 million for the three and six months ended December 31, 2021, respectively.
(c) Strategic Investments
The Company invests in equity securities of public and private companies in which the Company does not have a controlling interest or significant influence. Under IFRS, the movement in the valuation of these investments had been recorded in other comprehensive income. Under GAAP, the Company records any impairment of these equity investments, as well as any changes in value resulting from observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, in the condensed consolidated statements of operations. This change in classification is the primary driver of the GAAP transition differences. The resulting increase in other expense, net from the transition from IFRS to GAAP was $22.1 million and $53.1 million for the three and six months ended December 31, 2021, respectively.
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
Under IFRS, the Company determined EIR using estimated cash flows, based on the anticipated timing on cash inflows and outflows. Under GAAP, the Company has calculated EIR using contractual cash flows, focusing on the flow of funds as determined by contractual arrangements. The resulting increase in interest expense resulting from the transition from IFRS to GAAP was $16.9 million and $23.0 million for the three and six months ended December 31, 2021, respectively.
(e) Income Taxes
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
The reconciliation between IFRS net loss and GAAP net loss for the three and six months ended December 31, 2021 in the Company’s condensed consolidated statements of operations is as follows (in thousands):

		Three months ended	Six months ended
	Note	December 31, 2021
Net loss - IFRS		$(77,472)	$(477,574)
Cost of revenues	(a), (b)	4,970	6,732
Operating expenses	(a), (b)	84,790	99,859
Other expense, net	(b), (c)	(22,024)	(52,895)
Interest income	(b)	(3)	(6)
Interest expense	(b), (d)	(14,944)	(19,351)
Provision for income taxes	(e)	2,355	9,703
Net loss - GAAP		$(22,328)	$(433,532)
Net losses per share were as follows:

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
	IFRS	GAAP	IFRS	GAAP
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(0.31)	$(0.09)	$(1.89)	$(1.72)

Conversion adjustments impacting the Company’s condensed consolidated balance sheet as of June 30, 2022, were as follows (in thousands):

	Note	IFRS	Adjustments	GAAP
Assets:
Prepaid expenses and other current assets	(b)	$72,303	$(2,301)	$70,002
Property and equipment, net	(b)	98,554	2,108	100,662
Operating lease right-of-use assets	(b)	267,328	9,948	277,276
Goodwill	(a)	732,666	(9,828)	722,838
Deferred tax assets	(e)	42,760	(32,425)	10,335
Other non-current assets	(b)	60,740	(1,878)	58,862
Total conversion adjustments			$(34,376)

Liabilities and Stockholders' Equity:
Deferred tax liabilities	(e)	$26,457	$(26,145)	$312
Common stock and Additional paid in capital	(a), (e)	2,710,349	(527,811)	2,182,538
Accumulated other comprehensive income	(b), (c), (e)	53,829	(39,965)	13,864
Accumulated deficit	(a), (b), (c), (e)	(2,428,575)	559,545	(1,869,030)
Total conversion adjustments			$(34,376)
4. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$426,413	$—	$426,413
Marketable securities:
U.S. treasury securities	—	26,069	26,069
Certificates of deposit and time deposits	—	10,000	10,000
Derivative financial instruments	—	70,514	70,514
Strategic investments:
Publicly traded equity securities	19,325	—	19,325
Total assets measured at fair value	$445,738	$106,583	$552,321

Liabilities measured at fair value
Derivative financial instruments	$—	$9,537	$9,537
Total liabilities measured at fair value	$—	$9,537	$9,537

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$555,247	$—	$555,247
Marketable securities:
U.S. treasury securities	—	70,294	70,294
Certificates of deposit and time deposits	—	3,000	3,000
Derivative financial instruments	—	44,052	44,052
Strategic investments:
Publicly traded equity securities	30,801	—	30,801
Total assets measured at fair value	$586,048	$117,346	$703,394

Liabilities measured at fair value
Derivative financial instruments	$—	$24,100	$24,100
Total liabilities measured at fair value	$—	$24,100	$24,100
Due to the short-term nature of accounts receivables, net, contract assets, accounts payable, and accrued expenses and other current liabilities, their carrying amount is assumed to approximate their fair value.
Determination of Fair Value
The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company’s Level 1 investments. The fair value of the Company’s Level 2 investments is determined based on quoted market prices or alternative market observable inputs.
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 5, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $130.1 million and $128.3 million as of December 31, 2022 and June 30, 2022, respectively.

5. Investments
Marketable Securities
The Company’s investments of marketable securities as of December 31, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$26,250	$—	$(181)	$26,069
Certificates of deposit and time deposits	10,000	—	—	10,000
Total marketable securities	$36,250	$—	$(181)	$36,069

The Company’s investments of marketable securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$70,947	$—	$(653)	$70,294
Certificates of deposit and time deposits	3,000	—	—	3,000
Total marketable securities	$73,947	$—	$(653)	$73,294
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	December 31, 2022	June 30, 2022
Due in one year or less	$36,069	$73,294
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2022 and June 30, 2022, the unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of December 31, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$5,462	$—	$(3,503)	$1,959
The Company’s investments of privately held debt securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$5,486	$—	$(4,218)	$1,268
Carrying value of publicly traded and privately held equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative. The carrying values for publicly traded and privately held equity securities as of December 31, 2022 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$128,800	$139,070
Cumulative net gain (loss)	9,055	(687)	8,368
Carrying Value	$19,325	$128,113	$147,438
Privately held equity securities cumulative net gain (loss) is comprised of upward adjustments of $5.5 million and downward adjustments and impairment of $6.2 million as of December 31, 2022.
The carrying values for publicly traded and privately held equity securities as of June 30, 2022 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$120,300	$130,570
Cumulative net gain	20,531	6,695	27,226
Carrying Value	$30,801	$126,995	$157,796
Privately held equity securities cumulative net gain is comprised of upward adjustments of $6.7 million as of June 30, 2022.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Unrealized losses recognized on publicly traded equity securities	$(1,669)	$(22,135)	$(11,477)	$(57,945)
Unrealized gains recognized on privately held equity securities	260	—	260	4,388
Unrealized losses recognized on privately held equity securities including impairment	(5,927)	—	(7,642)	—
Unrealized gains (losses), net	$(7,336)	$(22,135)	$(18,859)	$(53,557)
Realized losses on debt securities	(212)	—	(212)	—
Losses on strategic investments, net	$(7,548)	$(22,135)	$(19,071)	$(53,557)
Unrealized gains and losses recognized during the reporting period on privately held equity securities still held at the reporting date	$(5,667)	$—	$(7,382)	$4,388
Unrealized gains recognized on privately held equity securities includes upward adjustments from equity securities accounted for under the measurement alternative while unrealized losses recognized on privately held equity securities includes downward adjustments and impairment.
Equity Method Investment
On July 20, 2022, the Company completed a non-cash sale of its controlling interest of Vertical First Trust (“VFT”) to a third-party buyer. Please refer to Note 10, “Assets held for sale,” for additional details. The Company retained a minority equity interest of 13% in the form of ordinary units and has significant influence in VFT. The Company’s interest in VFT is accounted for using the equity method in the condensed consolidated financial statements.
The Company used a discounted cash flow model to calculate the fair value of its retained equity interest. The fair value of the retained interest was $88.9 million, and is classified as a Level 3 investment in the fair value hierarchy. The inputs to the valuation included observable inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building practical completion date. The maximum exposure to loss related to the Company’s investment in VFT equals the Company’s capital investment.
The following table sets forth the carrying amounts of the equity method investment and the movements during the six months ended December 31, 2022 (in thousands):

Equity Method Investment
Balance as of July 20, 2022	$88,853
Effect of change in exchange rates	(1,069)
Balance as of December 31, 2022	$87,784
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets. The Company’s share in the profits and losses of VFT was not material during the three and six months ended December 31, 2022.

6. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of December 31, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$658,857	$35,067	$693,924	$447,419	$246,505	$693,924
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$612,523	$37,015	$649,538	$401,534	$248,004	$649,538
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	December 31, 2022	June 30, 2022
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$6,524	$—
Foreign exchange forward contracts	Other non-current assets	1,464	—
Interest rate swaps	Prepaid expenses and other current assets	25,662	13,296
Interest rate swaps	Other non-current assets	34,375	30,367
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	2,489	389
Total derivative assets		$70,514	$44,052

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$9,067	$18,208
Foreign exchange forward contracts	Other non-current liabilities	—	812
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	470	5,080
Total derivative liabilities		$9,537	$24,100

The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Beginning balance of accumulated gains (losses) in accumulated other comprehensive loss	$28,471	$(15,697)	$24,502	$(2,936)
Gross unrealized gains (losses) recognized in other comprehensive loss	21,881	9,753	22,167	(4,106)
Net (gains) losses reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	611	166	1,125	(14)
Recognized in research and development	8,386	1,695	11,865	2,564
Recognized in marketing and sales	366	83	772	38
Recognized in general and administrative	2,149	227	3,730	(102)
Recognized in interest expense	(4,638)	1,203	(6,935)	1,986
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$57,226	$(2,570)	$57,226	$(2,570)
7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Equipment	$9,660	$9,140
Computer Hardware and Software	27,804	18,324
Furniture and Fittings	24,723	25,157
Leasehold Improvements and Other	128,443	124,758
Property and equipment, gross	190,630	177,379
Less: accumulated depreciation	(90,296)	(76,717)
Property and equipment, net	$100,334	$100,662
Depreciation expense was $7.2 million and $4.3 million for the three months ended December 31, 2022 and 2021, respectively, and $13.5 million and $9.6 million for the six months ended December 31, 2022 and 2021, respectively.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2022	$722,838
Effect of change in exchange rates	391
Balance as of December 31, 2022	$723,229

Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2022	June 30, 2022	Weighted-Average Remaining Useful Lives (Years)
Acquired Developed Technology	$234,618	$234,618	2
Patents, Trademarks, and Other Rights	33,393	33,393	5
Customer Relationships	129,502	129,502	5
Intangible assets, gross	397,513	397,513
Less: accumulated amortization	(313,265)	(296,673)
Intangible assets, net	$84,248	$100,840
Amortization expense for intangible assets were approximately $8.3 million and $8.0 million for the three months ended December 31, 2022 and 2021, respectively, and $16.6 million and $16.0 million for the six months ended December 31, 2022 and 2021, respectively.
The following tables presents the estimated future amortization expense related to intangible assets held as of December 31, 2022 (in thousands):

Fiscal Years:
Remainder of 2023	$16,310
2024	26,267
2025	14,908
2026	12,370
2027	7,267
Thereafter	7,126
Total future amortization expense	$84,248
9. Leases
The Company rents office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2034. Certain lease agreements include varying terms, escalation clauses and renewal rights. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs and other information related to leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease costs	$13,143	$12,824	$26,337	$24,415
Short-term lease costs	71	110	98	268
Total lease costs	$13,214	$12,934	$26,435	$24,683

	December 31, 2022	June 30, 2022
Weighted average remaining lease term (in years)	8	8
Weighted average discount rate	2.4%	2.4%

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$12,480	$11,626	$25,662	$23,812
Lease liabilities arising from obtaining right-of-use assets and receipt of lease incentive	$—	$994	$11,905	$92,743
Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of December 31, 2022 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
Remainder of 2023	$27,892
2024	51,351
2025	48,701
2026	41,710
2027	36,755
Thereafter	127,981
Total future operating lease payments	334,390
Less: imputed interest	(30,078)
Total lease liability balance	$304,312
The Company entered into an Agreement for Lease (the “AFL”) for its new global headquarters in Sydney, Australia (the “Australian HQ Property”) in March 2022. Following completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for 15 years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately $944.6 million as of December 31, 2022, for the initial term of 15 years. Please refer to Note 5, “Investments,” and Note 10, “Assets held for sale,” for details of the transaction.
10. Assets Held for Sale
During the fourth quarter of the fiscal year 2021, the Company committed to a plan to sell its controlling interest of its subsidiary, VFT, which was established for the construction project associated with the Australian HQ Property. In July 2021, the Company entered into a term sheet with a third-party buyer to effect the sale. The term sheet provided a framework for the buyer to invest in and develop the Australian HQ Property. In March 2022, the Company entered into a series of agreements with the buyer, including an AFL. On July 20, 2022, the Company completed a non-cash sale of its controlling interest of VFT to the buyer and recognized a gain of $2.1 million and $45.2 million, respectively, from the sale in other income (expense), net, in the condensed consolidated statements of operations during the three and six months ended December 31, 2022, representing the difference between the fair value of the Company’s retained investment and the derecognized VFT assets and liabilities upon loss of control. Please refer to Note 5, “Investments” for additional details.
The major assets classified as held for sale as of December 31, 2022 and June 30, 2022 were as follows (in thousands):

	December 31, 2022	June 30, 2022
Cash and cash equivalents	$—	$2,701
Property and equipment, net	$—	$57,482

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Accrued expenses	$115,827	$123,381
Employee benefits	126,012	197,701
Tax liabilities	38,011	26,367
Customer deposits	10,131	9,718
Derivative liabilities	9,537	23,288
Liabilities held for sale	—	17,564
Other payables	9,412	8,120
Total accrued expenses and other liabilities	$308,930	$406,139
12. Debt
Exchangeable Senior Notes
2023 Exchangeable Senior Notes
In 2018, Atlassian US, Inc., issued $1 billion in aggregate principal amount of the Notes. The Notes were senior, unsecured obligations of the Company, and were scheduled to mature on May 1, 2023, unless earlier exchanged by investors, or redeemed or repurchased by the Company. In connection with the issuance of the Notes, the Company entered into privately negotiated Capped Calls with certain financial institutions. The aggregate cost of the Capped Calls was $87.7 million. The capped call transactions were scheduled to expire in May 2023 and were required to be settled in cash.
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
The Notes and Capped Calls were fully settled in fiscal year 2022. There was no balance outstanding related to the Notes as of December 31, 2022 and June 30, 2022. No net gain or loss on exchange derivative and capped call transactions was recognized during the three months ended December 31, 2021, and $424.5 million of net loss on exchange derivative and capped call transactions were recognized during the six months ended December 31, 2021.
Credit Facility
In October 2020, Atlassian US, Inc. entered into a credit agreement (the “Credit Agreement”) establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Company used the net proceeds of the Credit Facility for general corporate purposes, including repayment of the then existing indebtedness. The Credit Facility matures in October 2025 and bears interest, at the Company’s option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by the Company’s consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and the Company has the option to request an increase of $250 million in certain circumstances. The Company may prepay the Credit Facility at its discretion without penalty. Commencing on October 31, 2023, the Company is obligated to repay the outstanding principal amount of the Term Loan Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Term Loan Facility.

The Company incurred debt issuance costs of $4.4 million in connection with entering into the Credit Facility. The debt issuance costs were amortized over the terms of the Term Loan Facility and Revolving Credit Facility. As of December 31, 2022, $1.0 billion has been drawn under the Term Loan Facility. The Company is also obligated to pay a ticking fee and a commitment fee on the undrawn amounts of the Term Loan Facility and Revolving Credit Facility, respectively, at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of December 31, 2022, the Company was in compliance with all related covenants.
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
13. Commitments
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years and capital purchase obligations for the construction or purchase of property and equipment. There were no material contractual commitments that were entered into during the three and six months ended December 31, 2022 that were outside the ordinary course of business. During the three months ended December 31, 2022, the Company entered into non-cancelable purchase commitments for infrastructure services for $1.9 billion over five years.
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
As of December 31, 2022, approximately $1.4 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 85% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Americas
United States	$373,976	$304,755	$731,724	$574,717
Other Americas	55,733	43,501	107,906	82,263
Total Americas	$429,709	$348,256	$839,630	$656,980
EMEA	343,770	263,695	648,048	498,709
Asia Pacific	99,225	76,575	192,418	146,861
Total revenues	$872,704	$688,526	$1,680,096	$1,302,550
The Company provides different deployment options for its product offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance service of unspecified future updates, upgrades and enhancements and technical product support. Marketplace and services offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within the Company’s condensed consolidated statements of operations. Premier support revenues were $4.6 million and $5.8 million for the three months ended December 31, 2022 and 2021, respectively, and $9.3 million and $12.0 million for the six months ended December 31, 2022 and 2021, respectively.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cloud	$512,335	$364,099	$987,378	$682,002
Data Center	194,264	139,108	365,492	250,303
Server	106,168	135,519	219,981	275,066
Marketplace and services	59,937	49,800	107,245	95,179
Total revenues	$872,704	$688,526	$1,680,096	$1,302,550

Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning of period	$1,172,834	$911,050	$1,182,680	$897,595
Additions	973,951	752,954	1,771,497	1,380,433
Revenue	(872,704)	(688,526)	(1,680,096)	(1,302,550)
Balance, end of period	$1,274,081	$975,478	$1,274,081	$975,478
The additions in the deferred revenue balance are primarily cash payments received or due in advance of satisfying the Company’s performance obligations.
For the three months ended December 31, 2022 and 2021, approximately 36% and 34% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the six months ended December 31, 2022 and 2021, approximately 46% and 44% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning of period	$29,729	$10,722	$27,141	$9,011
Additions	11,286	3,911	16,415	6,637
Amortization expense	(3,027)	(1,430)	(5,568)	(2,445)
Balance, end of period	$37,988	$13,203	$37,988	$13,203
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$12,466	$4,756
Other non-current assets			25,522	8,447
Total			$37,988	$13,203
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
As of December 31, 2022, the Company’s common stock consists of Class A Common Stock and Class B Common Stock, which have a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.
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
Preferred Stock
The Company’s board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of December 31, 2022 and June 30, 2022, no shares of preferred stock were outstanding.
Stock-based Compensation
Upon the completion of the U.S. Domestication, the Company assumed the following plans: the Atlassian Corporation Plc 2015 Share Incentive Plan (the “2015 Plan”); the Atlassian Corporation Plc 2013 U.S. Share Option Plan (the “2013 U.S. Option Plan”); and the 2015 Employee Share Purchase Plan (the “ESPP” and, together with the 2015 Plan and the 2013 U.S. Option Plan, the “Incentive Plans”). The Atlassian UK Employee Share Option Plan was not assumed by the Company as there were no stock option awards outstanding at the time of the U.S. Domestication. In connection with its assumption of the Incentive Plans, the Company amended and restated the 2015 Plan as the Atlassian Corporation Amended and Restated 2015 Share Incentive Plan, the ESPP as the Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan and the 2013 U.S. Option Plan as the Atlassian Corporation Amended and Restated 2013 U.S. Share Option Plan, in each case to reflect the assumption and changes in applicable law and to provide that the securities to be issuable in connection with equity awards will be shares of the Company’s Class A Common Stock instead of Atlassian Corporation Plc Class A ordinary shares.
In addition, Atlassian Corporation assumed each option to purchase Atlassian Corporation Plc Class A ordinary shares and each restricted share unit award covering Atlassian Corporation Plc Class A ordinary shares that was outstanding under an equity incentive plan and amended such option or restricted share unit award to reflect the assumption by Atlassian Corporation and to provide for the securities issuable in connection with the exercise or settlement of the option or award to be shares of Atlassian Corporation’s Class A Common Stock.
At December 31, 2022, the Company had 31,899,903 shares of its common stock available for future issuance under the 2015 Plan, which plan provides for the issuance of incentive and non-statutory share options, share appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance stock awards, performance-based awards to covered employees, and dividend equivalent rights to qualified employees, directors and consultants. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
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

All stock-based compensation is measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the four-year vesting period of the award, with the exception of restricted stock).
A summary of RSU activity for the six months ended December 31, 2022 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2022	6,023,997	$257.62	$1,128,897
Granted	6,599,428	$237.66
Vested	(1,344,975)	$230.99	$260,126
Forfeited or cancelled	(420,983)	$270.12
Balance as of December 31, 2022	10,857,467	$248.31	$1,397,139
As of December 31, 2022, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.0 billion, which is expected to be recognized over a weighted-average period of 2 years.
During the six months ended December 31, 2022 and 2021, the Company did not grant shares of restricted stock. As of December 31, 2022 and June 30, 2022, there were 19,929 and 72,484 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $2.6 million and $13.6 million as of December 31, 2022 and June 30, 2022, respectively.
Of the total stock-based compensation expense, costs recognized for awards granted to non-employees were immaterial for all periods presented.
16. Net Loss Per Share
The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. As the liquidation and dividend rights for both Class A and Class B Common Stock are identical, the net loss is allocated on a proportionate basis to the weighted-average number of shares of common stock outstanding for the period. Basic net loss per share attributable to Class A and Class B stockholders is computed by dividing the net loss by the weighted-average number of Class A and Class B Common Stock outstanding during the period.
For the calculation of diluted net loss per share, net loss for basic EPS is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Since the Company is in a loss position for all periods reported, basic and diluted net loss per share are the same as diluted net loss per share for all periods as the inclusion of potential dilutive shares would have been anti-dilutive.

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(119,094)	$(85,937)	$(12,413)	$(9,915)	$(126,357)	$(92,415)	$(239,710)	$(193,822)
Denominator:
Weighted-average shares outstanding, basic and diluted	148,627	107,247	140,629	112,331	147,582	107,938	139,632	112,901
Net loss per share, basic and diluted	$(0.80)	$(0.80)	$(0.09)	$(0.09)	$(0.86)	$(0.86)	$(1.72)	$(1.72)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Class A Common Stock options	—	1	1	1
Class A restricted stock units	9,167	3,036	6,976	3,283
Class A restricted stock awards	17	94	24	113
Total	9,184	3,131	7,001	3,397
17. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusts the provision for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s domestic and foreign earnings, current cash taxes in jurisdictions with full valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax provision of $100.5 million on pretax loss of $104.5 million and an income tax provision of $108.5 million on pretax loss of $110.2 million for the three and six months ended December 31, 2022, respectively, as compared to an income tax provision of $2.1 million on pretax loss of $20.2 million and an income tax provision of $2.7 million on pretax loss of $430.8 million for the three and six months ended December 31, 2021, respectively. The income tax provision for the three and six months ended December 31, 2022 reflects an increase in tax expense primarily attributable to the recognition of a reserve for uncertain tax positions, overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. The Company’s effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, in addition to full valuation allowances in the U.S. and Australia.
Since fiscal year 2020, the Company has been in unilateral Advanced Pricing Agreement (“APA”) negotiations with the Australian Taxation Office (“ATO”) relating to the Company’s transfer pricing arrangements between Australia and the U.S. During the three months ended December 31, 2022, the ATO and the Company discussed, for the first time, a framework to resolve the Company’s transfer pricing arrangements for the APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with ATO during the three months ended December 31, 2022, the Company recorded a reserve for uncertain tax positions of $83.0 million based upon applying the recognition and measurement thresholds of ASC 740. Although the Company’s recorded tax reserves are the best estimate of its liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $83.0 million, if realized, would affect the Company’s effective tax rate. The Company does not have any other material audits or negotiations that are currently in progress.
The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and includes various corporate tax provisions, including a new alternative corporate minimum tax on applicable corporations with adjusted financial statement income exceeding $1 billion, on average, over the last three years. As of December 31, 2022, the newly enacted tax provisions are not applicable to the Company.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company’s assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of December 31, 2022, the Company will continue to maintain a full valuation allowance on its U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
18. Subsequent Events
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our mission is possible with deep investment in product development to create and refine high-quality and versatile products that users love. By making our products affordable for organizations of all sizes and transparently sharing our pricing online for most of our products, we do not follow the practice of opaque pricing and ad hoc discounting that is typical in the enterprise software industry. We pursue customer volume, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with more than 250,000 customers across virtually every industry sector in approximately 200 countries as of December 31, 2022. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
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

Our culture of innovation, transparency and dedication to customer service drives our success in implementing and refining this unique approach. We believe this approach creates a self-reinforcing effect that fosters innovation, quality, customer success, scale and profitability. As a result of this strategy, we invest significantly more in research and development activities than in traditional sales activities relative to other enterprise software companies.
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
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. Weakening economic conditions as a result of rising inflation, increases in interest rates, and Russia’s invasion of Ukraine did not individually have a material adverse impact on our financial condition or results of operations during the three and six months ended December 31, 2022; however, starting in fiscal year 2023 we began to see the growth from existing customers moderate. This trend has become more pronounced during the three months ended December 31, 2022. We believe this is largely due to customers impacted by weakening economic conditions. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
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
Our customers, as defined in this metric, have generated substantially all of our revenue in each of the periods presented. Including single-user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our more than 250,000 customers. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings and generate growing revenue by expanding within our customer base. No single customer contributed more than 5% of our total revenues during the three and six months ended December 31, 2022.
The following table sets forth our number of customers:

	As of
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Number of customers	226,521	234,575	242,623	249,173	253,177
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net cash provided by operating activities	$150,525	$206,455	$242,967	$271,456
Less: Capital expenditures	(4,040)	(12,581)	(20,536)	(19,462)
Free cash flow	$146,485	$193,874	$222,431	$251,994
Free cash flow decreased by $47.4 million during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The net decrease of net cash provided by operating activities was primarily attributable to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset by an increase in cash received from customers. The net decrease of free cash flow was primarily attributable to the net decrease of net cash provided by operating activities described above, offset by a decrease in capital expenditures.
Free cash flow decreased by $29.6 million during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. The net decrease of net cash provided by operating activities was primarily attributable to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset by an increase in cash received from customers. The net decrease of free cash flow was primarily attributable to the net decrease of net cash provided by operating activities described above.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”

Components of Results of Operations
On September 30, 2022, the Company completed the U.S. Domestication to change its publicly traded parent company from a company incorporated under the laws of England and Wales to a Delaware corporation. In fiscal year 2022 and prior periods, we prepared our financial information in accordance with IFRS. As a consequence of becoming a U.S. domestic issuer, beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2022, we are required to present our financial information in accordance with GAAP. The below financial information has been prepared in accordance with GAAP. The financial information should not be expected to correspond to figures we have previously presented under IFRS.
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

We expect subscription revenue to increase and continue to be our primary driver of revenue growth as our customers continue to migrate to our Cloud and Data Center offerings. Migrating our larger customers to the cloud continues to be one of our most important priorities over the next several years. Consistent with our strategy, our Server business is expected to contract. Maintenance revenue is expected to decline as Server customers migrate to our Cloud and Data Center offerings.

Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software; payment processing fees; consulting and contractors costs, associated with our customer support and infrastructure service teams; amortization of acquired intangible assets; certain IT program fees; and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities and self-managed data centers. We allocate stock-based compensation to personnel costs based on the expense category in which the employee works. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
Our cost of revenues also includes amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology.
We expect cost of revenues to increase as we continue to invest in our cloud-based infrastructure to support migrations and our cloud customers.
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Gross margin can fluctuate from period to period as a result of changes in product and services mix.
We expect gross margin to decrease due to the sales mix shift from Server offerings to Cloud offerings. This impact will be primarily driven by increased hosting costs as well as additional personnel costs to support migrations and our cloud customers.
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
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractors costs, contract software development costs, facilities and related overhead costs, and certain IT program expenses. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expense for our employees, including stock-based compensation, marketing and sales programs, consulting and contractors costs, facilities and related overhead costs and certain IT program expenses. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
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
Net Loss
We incurred a net loss during the three and six months ended December 31, 2022, primarily due to our significant investments in research and development, infrastructure for our Cloud offerings, as well as in growing our team. We also incurred additional tax expense from the recognition of a reserve for uncertain tax positions in the three months ended December 31, 2022.
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
Strategic Investments
Investments in privately held equity securities without readily determinable fair values in which we do not own a controlling interest or have significant influence over are measured using the measurement alternative. In applying the measurement alternative, the carrying value of the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes from orderly transactions for identical or similar investments of the same issuer in the period of occurrence. In determining the estimated fair value of our strategic investments in privately held companies, we use the most recent data available to us. Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. The determination of whether an orderly transaction is for an identical or similar investment requires significant judgment. In our evaluation, we consider factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments.
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
Valuation of Minority Interest in Equity Method Investment
In July 2022, we completed a non-cash sale of our controlling interest in VFT to a third-party buyer. VFT was established for the construction project associated with our new Australian HQ Property. We retained a minority equity interest of 13% in the form of ordinary shares and have significant influence in VFT. VFT was deconsolidated at the time of the sale, and we accounted for our retained equity interest as an equity method investment in our condensed consolidated financial statements.
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
In the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service, ATO, and other taxation authorities. These audits at times may produce alternative views regarding certain tax positions taken in the year(s) of review. As a result, we record uncertain tax positions, which require recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Revenues:
Subscription	$711,199	82%	$508,987	74%	$1,362,183	82%	$944,283	72%
Maintenance	106,023	12	127,059	18	219,588	13	257,649	20
Other	55,482	6	52,480	8	98,325	5	100,618	8
Total revenues	872,704	100	688,526	100	1,680,096	100	1,302,550	100
Cost of revenues	155,945	18	110,191	16	295,337	18	206,447	16
Gross profit	716,759	82	578,335	84	1,384,759	82	1,096,103	84
Operating expenses:
Research and development	473,676	54	318,569	46	872,682	52	590,709	45
Marketing and sales	186,191	21	121,046	18	346,319	20	220,375	17
General and administrative	156,131	18	115,678	17	299,024	18	205,500	16
Total operating expenses	815,998	93	555,293	81	1,518,025	90	1,016,584	78
Operating income (loss)	(99,239)	(11)	23,042	3	(133,266)	(8)	79,519	6
Other income (expense), net	(6,749)	(1)	(22,343)	(3)	22,540	1	(478,147)	(37)
Interest income	8,963	1	74	—	14,106	1	351	—
Interest expense	(7,508)	(1)	(21,022)	(3)	(13,629)	(1)	(32,540)	(2)
Loss before income taxes	(104,533)	(12)	(20,249)	(3)	(110,249)	(7)	(430,817)	(33)
Provision for income taxes	(100,498)	(12)	(2,079)	—	(108,523)	(6)	(2,715)	—
Net loss	$(205,031)	(24)%	$(22,328)	(3)%	$(218,772)	(13)%	$(433,532)	(33)%

Three Months Ended December 31, 2022 and 2021
Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Subscription	$711,199	$508,987	$202,212	40%
Maintenance	106,023	127,059	(21,036)	(17)
Other	55,482	52,480	3,002	6
Total revenues	$872,704	$688,526	$184,178	27%
Total revenues increased $184.2 million, or 27%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended December 31, 2022, over 90% was attributable to sales to customer accounts existing on or before September 30, 2022. Our number of total customers increased to 253,177 at December 31, 2022 from 226,521 at December 31, 2021.
Subscription revenues increased $202.2 million, or 40%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to subscription services for our Cloud offerings and term-based licenses for our Data Center offerings.
Maintenance revenues decreased $21.0 million, or 17%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.
Other revenues increased $3.0 million, or 6%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in other revenues was primarily attributable to an increase of $10.5 million in revenue from sales of third-party apps through our Atlassian Marketplace, offset by a decrease of $8.0 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021.
Total revenues by deployment options were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cloud	$512,335	$364,099	$148,236	41%
Data Center	194,264	139,108	55,156	40
Server	106,168	135,519	(29,351)	(22)
Marketplace and services	59,937	49,800	10,137	20
Total revenues	$872,704	$688,526	$184,178	27%
Total revenues by geography were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Americas	$429,709	$348,256	$81,453	23%
EMEA	343,770	263,695	80,075	30
Asia Pacific	99,225	76,575	22,650	30
Total revenues	$872,704	$688,526	$184,178	27%

Cost of Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cost of revenues	$155,945	$110,191	$45,754	42%
Gross margin	82%	84%
Cost of revenues increased $45.8 million, or 42%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The overall increase was primarily attributable to an increase of $21.3 million in compensation expense for employees (which includes an increase of $10.1 million in stock-based compensation), an increase of $15.1 million in hosting fees paid to third-party providers, and an increase of $3.3 million in professional services.
Operating Expenses
Research and Development

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Research and development	$473,676	$318,569	$155,107	49%
Research and development expenses increased $155.1 million, or 49%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The overall increase was primarily attributable to an increase of $126.5 million in compensation expenses for employees (which includes an increase of $79.2 million in stock-based compensation), and an increase of $12.2 million in professional services.
Marketing and Sales

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Marketing and sales	$186,191	121,046	$65,145	54%
Marketing and sales expenses increased $65.1 million, or 54%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The overall increase was primarily attributable to an increase of $38.9 million in compensation expenses for employees (which includes an increase of $16.3 million in stock-based compensation), an increase of $7.7 million in professional services, and an increase of $7.1 million in online product advertisement expenses.
General and Administrative

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
General and administrative	$156,131	115,678	$40,453	35%
General and administrative expenses increased $40.5 million, or 35%, in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The overall increase was primarily attributable to an increase of $34.3 million in compensation expenses for employees (which includes an increase of $14.4 million in stock-based compensation).
Other Income and Expense

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Other expense, net	$(6,749)	$(22,343)	$15,594	(70)%
Other expense, net decreased $15.6 million in the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The decrease was primarily attributable to a $20.5 million decrease in mark-to-market adjusted losses related to our publicly held equity securities, offset by a $5.6 million increase in losses related to our private equity investments.

Interest Expense

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Interest expense	$(7,508)	$(21,022)	$13,514	**
Interest expense decreased $13.5 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily attributable to $16.9 million in lower amortization of debt discount and issuance cost due to settlements of the Notes in fiscal year 2022, offset by an increase in interest expense of $3.3 million from our Credit Facility.
Provision for Income Taxes

	Three Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Provision for income taxes	$(100,498)	$(2,079)	$(98,419)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $100.5 million on pretax loss of $104.5 million for the three months ended December 31, 2022, as compared to an income tax provision of $2.1 million on pretax loss of $20.2 million for the three months ended December 31, 2021. The income tax provision for the three months ended December 31, 2022 reflects an increase in tax provision primarily attributable to the recognition of a reserve for uncertain tax positions. Since fiscal year 2020, we have been in unilateral APA negotiations with the ATO relating to our transfer pricing arrangements between Australia and the U.S. During the three months ended December 31, 2022, we discussed with the ATO, for the first time, a framework to resolve our transfer pricing arrangements for the APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with the ATO during the three months ended December 31, 2022, we recorded a reserve for uncertain tax positions of $83.0 million based upon applying the recognition and measurement thresholds of ASC 740. Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $83.0 million, if realized, would affect our effective tax rate. We do not have any other material audits or negotiations that are currently in progress. The increase is also attributable to overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 17, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
Our future effective annual tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, level of profit before tax, accounting for uncertain tax positions, business combinations and changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws, including impacts of the TCJA. The TCJA, enacted on December 22, 2017, eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.

Six Months Ended December 31, 2022 and 2021
Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Subscription	$1,362,183	$944,283	$417,900	44%
Maintenance	219,588	257,649	(38,061)	(15)
Other	98,325	100,618	(2,293)	(2)
Total revenues	$1,680,096	$1,302,550	$377,546	29%
Total revenues increased $377.5 million, or 29%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the six months ended December 31, 2022, over 90% was attributable to sales to customer accounts existing on or before June 30, 2022. Our number of total customers increased to 253,177 at December 31, 2022 from 226,521 at December 31, 2021.
Subscription revenues increased $417.9 million, or 44%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to cloud-based subscription services and term-based licenses for our Data Center products.
Maintenance revenues decreased $38.1 million, or 15%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.
Other revenues decreased $2.3 million, or 2%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease in other revenues was primarily attributable to a decrease of $16.7 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021, offset by an increase of $12.9 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cloud	$987,378	$682,002	$305,376	45%
Data Center	365,492	250,303	115,189	46
Server	219,981	275,066	(55,085)	(20)
Marketplace and services	107,245	95,179	12,066	13
Total revenues	$1,680,096	$1,302,550	$377,546	29%
Total revenues by geography were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Americas	$839,630	$656,980	$182,650	28%
EMEA	648,048	498,709	149,339	30
Asia Pacific	192,418	146,861	45,557	31
Total revenues	$1,680,096	$1,302,550	$377,546	29%
Cost of Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cost of revenues	$295,337	$206,447	$88,890	43%
Gross margin	82%	84%

Cost of revenues increased $88.9 million, or 43%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The overall increase was primarily attributable to an increase of $42.2 million in compensation expense for employees (which includes an increase of $14.8 million in stock-based compensation), an increase of $29.6 million in hosting fees paid to third-party providers, and an increase of $5.9 million in professional services.
Operating Expenses
Research and Development

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Research and development	$872,682	$590,709	$281,973	48%
Research and development expenses increased $282.0 million, or 48%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The overall increase was primarily attributable to an increase of $221.1 million in compensation expenses for employees (which includes an increase of $125.1 million in stock-based compensation), and an increase of $26.0 million in professional services.
Marketing and Sales

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Marketing and sales	$346,319	$220,375	$125,944	57%
Marketing and sales expenses increased $125.9 million, or 57%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The overall increase was primarily attributable to an increase of $73.6 million in compensation expenses for employees (which includes an increase of $25.0 million in stock-based compensation), an increase of $14.8 million in online product advertisement expenses, and an increase of $13.6 million in professional services.
General and Administrative

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
General and administrative	$299,024	$205,500	$93,524	46%
General and administrative expenses increased $93.5 million, or 46%, in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The overall increase was primarily attributable to an increase of $73.9 million in compensation expenses for employees (which includes an increase of $27.8 million in stock-based compensation).
Other Income and Expense

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Other income (expense), net	$22,540	$(478,147)	$500,687	(105)%
Other income (expense), net increased $500.7 million in the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase was primarily attributable to a decrease of $424.5 million in other expense from the mark to fair value of the Notes and Capped Calls and charges related to the full settlements of Notes and Capped Calls during the six months ended December 31, 2021, a decrease of $46.5 million in mark-to-market adjusted losses related to our publicly held equity securities, and an increase of $45.2 million from a non-cash sale of a controlling interest of a subsidiary recorded during the six months ended December 31, 2022.
Interest Expense

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Interest expense	$(13,629)	$(32,540)	$18,911	(58)%

Interest expense decreased $18.9 million in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The overall decrease was primarily attributable to $26.6 million in lower amortization of debt discount and issuance cost due to settlements of the Notes, offset by an increase in interest expense of $7.7 million from our Credit Facility.
Provision for Income Taxes

	Six Months Ended December 31,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Provision for income taxes	$(108,523)	$(2,715)	$(105,808)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $108.5 million on pretax loss of $110.2 million for the six months ended December 31, 2022, as compared to an income tax provision of $2.7 million on pretax loss of $430.8 million for the six months ended December 31, 2021. The income tax provision for the six months ended December 31, 2022 reflects an increase in tax provision primarily attributable to the recognition of a reserve for uncertain tax positions. Since fiscal year 2020, we have been in unilateral APA negotiations with the ATO relating to our transfer pricing arrangements between Australia and the U.S. During the three months ended December 31, 2022, we discussed with the ATO, for the first time, a framework to resolve our transfer pricing arrangements for the APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with the ATO during the three months ended December 31, 2022, we recorded a reserve for uncertain tax positions of $83.0 million based upon applying the recognition and measurement thresholds of ASC 740. Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $83.0 million, if realized, would affect our effective tax rate. We do not have any other material audits or negotiations that are currently in progress. The increase is also attributable to overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation.

Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 17, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of December 31, 2022, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
Our future effective annual tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, and changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws, including impacts of the TCJA. The TCJA, enacted on December 22, 2017, eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents totaling $1.6 billion, short-term investments totaling $36.1 million and accounts receivables totaling $354.8 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.

Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$242,967	$271,456
Net cash provided by investing activities	7,735	108,445
Net cash provided by (used in) financing activities	1,396	(413,184)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,417)	(2,355)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$250,681	$(35,638)
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
Net cash provided by operating activities decreased by $28.5 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The net decrease was primarily attributable to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset in part by an increase in cash received from customers.
Net cash provided by investing activities decreased by $100.7 million during the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The net decrease was primarily attributable to a decrease of $185.6 million from proceeds from sales of marketable securities and strategic investments, offset by a decrease of $85.6 million purchases of strategic investments.
Net cash provided by financing activities increased by $414.6 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase was primarily attributable to the full settlement of the Notes for an aggregate consideration of $1.5 billion during the six months ended December 31, 2021, offset by proceeds from the Term Loan Facility of $1.0 billion and net proceeds from settlement of capped call transactions of $135.5 million.
Liquidity and Material Cash Requirements
We have fully drawn our $1 billion Term Loan Facility, and we have access to a $500 million Revolving Credit Facility. The Credit Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Credit Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility. Please refer to Note 12, “Debt,” to the notes to our condensed consolidated financial statements for details of the Credit Facility.
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, employee headcount, marketing and sales activities, payments to tax authorities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our products.

As of December 31, 2022, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operational and capital purchase commitments, including hosting services, infrastructure investments and property and equipment purchases. Our principal long-term contractual obligations primarily consist of obligations under our Term Loan Facility, leases for office space, including obligations for leases that have not yet commenced, contractual commitments for cloud services platform and other infrastructure services, and capital purchase obligations for the construction or purchase of property and equipment. Refer to Note 9, “Leases,” and Note 13, “Commitments,” to our condensed consolidated financial statements.
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
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, non-coupon impact related to the Notes and Capped Calls, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax effects on these items, and a non-recurring income tax adjustment.
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

The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and six months ended December 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Gross profit
GAAP gross profit	$716,759	$578,335	$1,384,759	$1,096,103
Plus: Stock-based compensation	18,553	8,453	29,166	14,370
Plus: Amortization of acquired intangible assets	5,697	5,599	11,394	11,288
Non-GAAP gross profit	$741,009	$592,387	$1,425,319	$1,121,761
Operating income
GAAP operating income (loss)	$(99,239)	$23,042	$(133,266)	$79,519
Plus: Stock-based compensation	265,785	145,820	439,416	246,727
Plus: Amortization of acquired intangible assets	8,296	7,958	16,592	16,012
Non-GAAP operating income	$174,842	$176,820	$322,742	$342,258
Net income
GAAP net loss	$(205,031)	$(22,328)	$(218,772)	$(433,532)
Plus: Stock-based compensation	265,785	145,820	439,416	246,727
Plus: Amortization of acquired intangible assets	8,296	7,958	16,592	16,012
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	16,856	—	450,829
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(2,067)	—	(45,158)	—
Plus (less): Income tax adjustments	47,750	(37,879)	15,202	(75,200)
Non-GAAP net income	$114,733	$110,427	$207,280	$204,836
Net income per share
GAAP net loss per share - diluted	$(0.80)	$(0.09)	$(0.86)	$(1.72)
Plus: Stock-based compensation	1.04	0.57	1.72	0.98
Plus: Amortization of acquired intangible assets	0.03	0.03	0.06	0.06
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	0.07	—	1.77
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(0.01)	—	(0.17)	—
Plus (less): Income tax adjustments	0.19	(0.15)	0.06	(0.29)
Non-GAAP net income per share - diluted	$0.45	$0.43	$0.81	$0.80
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	255,874	252,960	255,520	252,533
Plus: Dilution from dilutive securities (1)	304	3,072	673	3,178
Weighted-average shares used in computing diluted non-GAAP net income per share	256,178	256,032	256,193	255,711
Free cash flow
GAAP net cash provided by operating activities	$150,525	$206,455	$242,967	$271,456
Less: Capital expenditures	(4,040)	(12,581)	(20,536)	(19,462)
Free cash flow	$146,485	$193,874	$222,431	$251,994
(1) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and six months ended December 31, 2022 and 2021 because the effect would have been anti-dilutive.

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
Foreign currency sensitivity
A sensitivity analysis performed on our hedging portfolio as of December 31, 2022 and June 30, 2022 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the Australian dollar applicable to our business would decrease or increase the fair value of our foreign currency contracts by $44.3 million and $38.2 million, respectively.
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
A sensitivity analysis performed on interest rate swaps as of December 31, 2022 and June 30, 2022 indicated that a hypothetical 100 basis point increase in interest rates would increase the market value of our interest rate swap by $12.9 million and $17.6 million, respectively, and a hypothetical 100 basis point decrease in interest rates would decrease the market value of our interest rate swap by $15.4 million and $18.8 million, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of December 31, 2022, we had cash and cash equivalents totaling $1.6 billion and short-term investments totaling $36.1 million.
A sensitivity analysis performed on our portfolio as of December 31, 2022 and June 30, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates did not have a material impact to market value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Equity Price Risk
We are also exposed to equity price risk in connection with our equity investments. Our marketable equity investments are susceptible to market price risk from uncertainties about future values of the investment securities. As of December 31, 2022 and June 30, 2022, our marketable equity investments are fair valued at $19.3 million and $30.8 million, respectively. A hypothetical 10% increase or decrease in the respective share prices of our equity investments as of December 31, 2022 and June 30, 2022 would increase or decrease the fair value of our marketable equity investments by $1.9 million and $3.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of the date of this report. From time to time we may be subject to legal proceedings and claims arising in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of December 31, 2022.
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
•The continuing global economic and geopolitical volatility, the COVID-19 pandemic, including any associated economic and social impacts, increased inflation and measures taken in response to these events, could harm our business and results of operations.
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
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, starting in fiscal year 2023 we began to see growth from existing customers moderate, which we believe is due to customers being impacted by to weakening economic conditions. Additionally, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. If a significant portion of our customers do not transition to our Cloud or Data Center offerings, our revenue growth rates and profitability may be negatively impacted.
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
The continuing global economic and geopolitical volatility, the COVID-19 pandemic, including any associated economic and social impacts, increased inflation and measures taken in response to these events, could harm our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, the Russian invasion of Ukraine in 2022 has led to further economic disruptions. The conflict has increased inflationary pressures and supply chain constraints, which have negatively impacted the global economy. Inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and may continue to do so in the future. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions.
The adverse public health developments of COVID-19, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. Following an initial movement to remote work due to the COVID-19 pandemic, we subsequently announced that most employees will have flexibility to work remotely indefinitely. An extended period of remote-work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity risks and increased costs, and impair our ability to effectively manage our business, which may negatively impact our business, results of operations, and financial condition. We are actively monitoring the impacts of the situation and may continue to adjust our current policies and practices as the effects of the COVID-19 pandemic change.
Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals or expansions from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses and to industries that may be disproportionately impacted by the COVID-19 pandemic. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition.
The extent to which these factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time, including, but not limited to, the continued duration and spread of the COVID-19 outbreak and related variants, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, the effectiveness of current vaccine and therapeutic treatments, and the extent to which normal economic and operating conditions continue to resume, future developments regarding Russia’s invasion of Ukraine, continued inflationary pressures and governmental actions, such as interest rate increases to respond to such pressures. As a result of these and other recent macroeconomic events, we have seen the growth from existing customers moderate and experienced volatility in the trading prices for our Class A Common Stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock.
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
We currently offer and sell both on-premises and Cloud offerings of certain of our products. For these products, our Cloud offering enables quick setup and subscription pricing, while our on-premises offering permits more customization, a perpetual or term license fee structure, and complete application control. Historically, these products were developed in the context of our on-premises offering, and we have less operating experience offering and selling these products via our Cloud offering. Although a substantial majority of our revenue has historically been generated from customers using our on-premises products, we believe that over time more customers will move to our Cloud offering, and our Cloud offering will become more central to our distribution model. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. As more of our customers transition to the cloud, we may be subject to additional competitive and pricing pressures, which could harm our business. Further, as more customers elect our Cloud offering in place of our on-premises offering, revenues from such customers are typically lower in the initial year, which may impact our near-term revenue growth rates and margins. Additionally, we plan to offer discounts to certain of our enterprise-level on-premises customers to incentivize migration to our Cloud offering, which may also impact our near-term revenue growth. If our Cloud offering does not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of a successful large, Cloud offering, or if we lose customers currently using our on-premises products due to our increased focus on our Cloud offering or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement a robust Cloud offering for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
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
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions, including the impacts on us or our customers, partners and suppliers from the COVID-19 pandemic, inflation and related interest rate increases. We may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or subscriptions or renew their subscriptions or maintenance plans, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
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
We have experienced and expect to continue to experience rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, we operate globally and sell our products to customers in approximately 200 countries. Further, we have employees in Australia, the U.S., the United Kingdom (the “UK”), the Netherlands, the Philippines, Poland, India, Turkey, Canada, Japan, Germany, France and New Zealand and a substantial number of our employees have been with us for fewer than 24 months. We plan to continue to invest in and grow our team, and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse and growing employee base.
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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of license, subscription or maintenance revenue for our products, the impacts of the COVID-19 pandemic, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit, such as is currently the case in the U.S. and abroad. In addition, recent increases in interest rates could make any debt financing that we are able to secure much more expensive than in the past. Our current Credit Facility contains certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-

added services to our customers. For fiscal year 2022, we derived approximately 40% of our revenue from channel partners’ sales efforts.
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
Our Credit Facility utilizes LIBOR to calculate the amount of accrued interest on any borrowings. Following announcements by the UK’s Financial Conduct Authority, which regulates LIBOR, and ICE Benchmark Administration Limited, which administers LIBOR publication, publication of most LIBOR settings ceased after December 31, 2021, and the remaining LIBOR settings are expected to cease after June 30, 2023. Our Credit Facility identifies the Secured Overnight Financing Right (“SOFR”) as the replacement reference rate. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. A change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available in its current form. This may have a negative effect on our financing costs. The impact of the transition from LIBOR to SOFR is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
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
We expect to incur additional costs related to the U.S. Domestication, including non-recurring costs as well as recurring costs resulting from financial reporting obligations of being a “domestic issuer” as opposed to a “foreign private issuer” in the United States.
We will incur additional legal, accounting and other expenses that may exceed the expenses we incurred prior to the U.S. Domestication. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the listing requirements of the Nasdaq Global

Select Market. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. While we were subject to many of these requirements prior to the U.S. Domestication, additional legal and accounting requirements apply to us following the U.S. Domestication. Our management and other personnel will need to devote additional time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.
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
As we further transition to selling our products via our Cloud offering, continue to collect more personal and sensitive information, and operate in more countries, our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and may contain bugs, vulnerabilities, or defects that could pose data security risks. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products may be subject to vulnerabilities in the third-party software on which we rely. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. We promptly worked to remediate vulnerabilities related to Apache Log4j in our products while working with our partners to ensure the same. While this issue has not materially affected our business, reputation or financial results, there is no guarantee that our actions effectively remediated the vulnerabilities and there is no assurance that other incidents could not occur in the future with a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
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
Additionally, in the U.S., various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Federal Trade Commission Act, and state equivalents, the Electronic Communications Privacy Act and the Computer Fraud and Abuse Act. There are also various state laws relating to privacy and data security. The California Consumer Privacy Act (“CCPA”) as modified by California Privacy Rights Act (“CPRA”), broadly defines personal information and gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches.
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
In Schrems II, though the court upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, as per the contractual requirement built into the EC’s new SCCs and the UK equivalent to conduct and document Data Transfer Impact Assessments addressing these issues. The Court of Justice of the European Union (“CJEU”) further stated that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Supervisory authorities have pursued enforcement in cases where they have deemed the level of protection in the destination country to be insufficient.
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
We are subject to income taxes as well as non-income-based taxes in the United States, Australia and various other jurisdictions. Significant judgement is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, during the three months ended December 31, 2022, we reserved for uncertain tax positions of $83.0 million in connection with ongoing negotiations with the ATO to establish a unilateral APA relating to our transfer pricing arrangements between Australia and the U.S. Although the Company’s recorded tax reserves are the best estimate of its liabilities, differences may occur in the future, depending on resolution of the APA negotiations. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.

Tax laws in the United States and in foreign jurisdictions are subject to change. For example, the TCJA, signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal year 2023 tax year. The TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. The IRA, signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Certain government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Cooperation and Development (the “OECD”) has introduced various guidelines changing the way tax is assessed, collected and governed. Of note are the efforts around base erosion and profit shifting which seek to establish certain international standards for taxing the worldwide income of multinational companies. These measures have been endorsed by the leaders of the world’s 20 largest economies.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of December 31, 2022, stockholders who hold our Class B Common Stock collectively hold approximately 88% of the voting power of our outstanding share capital and in particular, our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 88% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•the existence of our Share Repurchase Program and purchases made pursuant to that program or any failure to repurchase shares as planned, including failure to meet expectations around the timing, price or amount of share repurchases, and any reduction, suspension or termination of our Share Repurchase Program;
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, including the COVID-19 pandemic, macroeconomic factors such as inflationary pressures or recession, war, including Russia’s invasion of Ukraine, incidents of terrorism, or responses to these events.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2022, we had 149,039,165 outstanding shares of Class A Common Stock and 107,247,693 outstanding shares of Class B Common Stock.
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

We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In January 2023, our board of directors authorized a Share Repurchase Program to repurchase up to $1.0 billion of our outstanding Class A Common Stock. Under the Share Repurchase Program, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The Share Repurchase Program could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the Share Repurchase Program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and to fund our Share Repurchase Program, and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, stockholders must rely on sales of their shares of Class A Common Stock after price appreciation, if any, as the only way to realize any future gains on their investment.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

10.1
Guarantor Replacement Deed, dated November 8, 2022, to the Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Limited (formerly Atlassian Corporation Plc), Atlassian Pty Ltd, Atlassian Corporation, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.
X

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
X

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLASSIAN CORPORATION

Date: February 3, 2023	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)