Form 10-Q
period 2023-03-31
Atlassian Corp
filed 2023-05-05
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 28, 2023, there were 151,883,134 shares of the registrant’s Class A Common Stock ($0.00001 par value per share) and 105,124,105 shares of the registrant’s Class B Common Stock ($0.00001 par value per share) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$1,972,217	$1,385,265
Marketable securities	10,000	73,294
Accounts receivable, net	346,348	308,127
Assets held for sale	—	60,265
Prepaid expenses and other current assets	115,722	70,002
Total current assets	2,444,287	1,896,953
Non-current assets:
Property and equipment, net	85,564	100,662
Operating lease right-of-use assets	190,708	277,276
Strategic investments	246,537	159,064
Intangible assets, net	76,093	100,840
Goodwill	723,442	722,838
Deferred tax assets	8,128	10,335
Other non-current assets	64,250	58,862
Total assets	$3,839,009	$3,326,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,488	$81,220
Accrued expenses and other current liabilities	433,069	406,139
Deferred revenue, current portion	1,264,217	1,066,059
Operating lease liabilities, current portion	43,910	40,638
Term loan facility, current portion	25,000	—
Total current liabilities	1,872,684	1,594,056
Non-current liabilities:
Deferred revenue, net of current portion	133,500	116,621
Operating lease liabilities, net of current portion	246,750	274,434
Term loan facility, net of current portion	974,550	999,419
Deferred tax liabilities	4,445	312
Other non-current liabilities	24,813	14,616
Total liabilities	3,256,742	2,999,458
Commitments and Contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 151,064,698 and 144,891,749 issued and outstanding at March 31, 2023 and June 30, 2022, respectively	1	1
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 106,179,557 and 110,035,649 issued and outstanding at March 31, 2023 and June 30, 2022, respectively	1	1
Additional paid-in capital	2,885,206	2,182,536
Accumulated other comprehensive income	29,614	13,864
Accumulated deficit	(2,332,555)	(1,869,030)
Total stockholders’ equity	582,267	327,372
Total liabilities and stockholders’ equity	$3,839,009	$3,326,830
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues:
Subscription	$760,680	$555,126	$2,122,863	$1,499,409
Maintenance	94,225	120,333	313,813	377,982
Other	60,548	65,032	158,873	165,650
Total revenues	915,453	740,491	2,595,549	2,043,041
Cost of revenues (1) (2)	168,652	116,063	463,989	322,510
Gross profit	746,801	624,428	2,131,560	1,720,531
Operating expenses:
Research and development (1) (2)	522,344	334,161	1,395,026	924,870
Marketing and sales (1) (2)	220,921	142,386	567,240	362,761
General and administrative (1)	165,103	114,984	464,127	320,484
Total operating expenses	908,368	591,531	2,426,393	1,608,115
Operating income (loss)	(161,567)	32,897	(294,833)	112,416
Other income (expense), net	(943)	(23,084)	21,597	(501,231)
Interest income	15,047	605	29,153	956
Interest expense	(7,978)	(4,159)	(21,607)	(36,699)
Income (loss) before income taxes	(155,441)	6,259	(265,690)	(424,558)
Provision for income taxes	(53,596)	(1,598)	(162,119)	(4,313)
Net income (loss)	$(209,037)	$4,661	$(427,809)	$(428,871)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.81)	$0.02	$(1.67)	$(1.70)
Diluted	$(0.81)	$0.02	$(1.67)	$(1.70)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	256,825	253,723	255,949	252,924
Diluted	256,825	255,741	255,949	252,924
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$17,581	$8,269	$46,747	$22,639
Research and development	167,994	84,778	447,465	239,180
Marketing and sales	36,571	20,053	97,922	56,420
General and administrative	41,281	23,302	110,709	64,890
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$5,696	$5,709	$17,090	$16,997
Research and development	94	94	281	281
Marketing and sales	2,365	2,302	7,376	6,839
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$(209,037)	$4,661	$(427,809)	$(428,871)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(322)	(952)	(4,614)	(7,114)
Net change in unrealized gains (losses) on marketable and privately held debt securities	183	(2,015)	1,403	(3,387)
Net gain (loss) on cash flow hedging derivative instruments	(13,763)	46,300	18,961	46,666
Other comprehensive income (loss), before tax	(13,902)	43,333	15,750	36,165
Income tax effect	—	—	—	134
Other comprehensive income (loss), net of tax	(13,902)	43,333	15,750	36,299
Total comprehensive income (loss), net of tax	$(222,939)	$47,994	$(412,059)	$(392,572)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492
Common stock issued under employee stock plans	1,189	—	—	—	3	—	—	3
Conversion from Class B Common Stock to Class A Common Stock	1,068	—	(1,068)	—	—	—	—	—
Stock-based compensation	—	—	—	—	263,427	—	—	263,427
Repurchases of Class A Common Stock	(226)	—	—	—	—	—	(35,716)	(35,716)
Other comprehensive income, net of tax	—	—	—	—	—	(13,902)	—	(13,902)
Net loss	—	—	—	—	—	—	(209,037)	(209,037)
Balance at March 31, 2023	151,051	$1	106,180	$1	$2,885,206	$29,614	$(2,332,555)	$582,267

	Three Months Ended March 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	141,021	$1	112,333	$1	$1,904,257	$(1,680)	$(1,783,052)	$119,527
Common stock issued under employee stock plans	766	—	—	—	10	—	—	10
Conversion from Class B Common Stock to Class A Common Stock	1,103	—	(1,103)	—	—	—	—	—
Stock-based compensation	—	—	—	—	136,494	—	—	136,494
Other comprehensive income, net of tax	—	—	—	—	—	43,333	—	43,333
Net income	—	—	—	—	—	—	4,661	4,661
Balance at March 31, 2022	142,890	$1	111,230	$1	$2,040,761	$41,653	$(1,778,391)	$304,025

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Nine Months Ended March 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued under employee stock plans	2,601	—	—	—	(173)	—	—	(173)
Conversion from Class B Common Stock to Class A Common Stock	3,856	—	(3,856)	—	—	—	—	—
Stock-based compensation	—	—	—	—	702,843	—	—	702,843
Repurchases of Class A Common Stock	(226)	—	—	—	—	—	(35,716)	(35,716)
Other comprehensive income, net of tax	—	—	—	—	—	15,750	—	15,750
Net loss	—	—	—	—	—	—	(427,809)	(427,809)
Balance at March 31, 2023	151,051	$1	106,180	$1	$2,885,206	$29,614	$(2,332,555)	$582,267

	Nine Months Ended March 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	137,038	$1	114,610	$1	$1,657,426	$5,354	$(1,349,520)	$313,262
Common stock issued under employee stock plans	2,472	—	—	—	15	—	—	15
Conversion from Class B Common Stock to Class A Common Stock	3,380	—	(3,380)	—	—	—	—	—
Stock-based compensation	—	—	—	—	383,320	—	—	383,320
Other comprehensive income, net of tax	—	—	—	—	—	36,299	—	36,299
Net loss	—	—	—	—	—	—	(428,871)	(428,871)
Balance at March 31, 2022	142,890	$1	111,230	$1	$2,040,761	$41,653	$(1,778,391)	$304,025

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cash flows from operating activities:
Net income (loss)	$(209,037)	$4,661	$(427,809)	$(428,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,523	12,239	45,619	37,841
Stock-based compensation	263,427	136,402	702,843	383,129
Impairment charges for leases and leasehold improvements	61,098	—	61,098	—
Deferred income taxes	1,495	(879)	6,308	(2,920)
Net loss on exchange derivative and capped call transactions	—	—	—	424,482
Amortization of debt discount and issuance cost	118	117	353	26,933
Net loss (gain) on strategic investments	(1,812)	18,665	17,264	72,222
Net foreign currency loss (gain)	(177)	3,623	(6,005)	(8,033)
Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(45,158)	—
Other	1,263	94	1,258	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	8,460	(14,980)	(38,031)	(83,183)
Prepaid expenses and other assets	(15,163)	(11,373)	(40,530)	(36,455)
Accounts payable	(27,700)	5,148	22,034	25,655
Accrued expenses and other liabilities	131,238	64,533	81,055	1,246
Deferred revenue	123,636	116,459	215,037	194,343
Net cash provided by operating activities	352,369	334,709	595,336	606,165
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(13,022)	(600)	(16,861)
Purchases of intangible assets	—	(4,018)	—	(4,018)
Purchases of property and equipment	(2,691)	(26,473)	(23,227)	(45,935)
Purchases of strategic investments	(9,000)	(7,918)	(18,450)	(102,918)
Purchases of marketable securities	—	—	(10,000)	(21,003)
Proceeds from maturities of marketable securities	26,250	2,600	73,950	64,087
Proceeds from sales of marketable securities and strategic investments	8	—	629	186,262
Net cash provided by (used in) investing activities	14,567	(48,831)	22,302	59,614
Cash flows from financing activities:
Proceeds from term loan facility	—	—	—	1,000,000
Repayment of exchangeable senior notes	—	—	—	(1,548,686)
Proceeds from settlement of capped call transactions	—	—	—	135,497
Repurchases of Class A Common Stock	(31,748)	—	(31,748)	—
Proceeds from other financing arrangements	2	9,525	1,398	9,530
Net cash provided by (used in) financing activities	(31,746)	9,525	(30,350)	(403,659)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	421	(283)	(996)	(2,638)
Net increase in cash, cash equivalents, and restricted cash	335,611	295,120	586,292	259,482
Cash, cash equivalents, and restricted cash at beginning of period	1,637,969	900,069	1,386,686	931,023
Net decrease in cash and cash equivalents included in assets held for sale	—	276	602	4,960
Cash, cash equivalents, and restricted cash at end of period	$1,973,580	$1,195,465	$1,973,580	$1,195,465

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,972,217	$1,194,803	$1,972,217	$1,194,803
Restricted cash included in other non-current assets	1,363	662	1,363	662
Total cash, cash equivalents, and restricted cash	$1,973,580	$1,195,465	$1,973,580	$1,195,465
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$5,043	$5,309	$98,005	$59,250
Interest paid, net of hedging	7,747	4,042	20,135	8,844
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	760	6,899	760	6,899
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	3,968	—	3,968	—

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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, the statements of operation, comprehensive loss, stockholders’ equity, and cash flows for the three and nine months ended March 31, 2023 and 2022.
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
As of March 31, 2023 and June 30, 2022 the Company had restricted cash of $1.4 million, primarily used for the benefit of employees through a deferred compensation plan, which was not available for use in its operations. Restricted cash is included in other non-current assets in the condensed consolidated balance sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based on an assessment of various factors, including historical credit loss experience adjusted for forward-looking factors specific to the debtors and the economic environment that may affect our ability to collect from customers. The allowance for credit losses and write-offs were not material for each of the periods as of March 31, 2023 and June 30, 2022.
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
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2023, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
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
Leases
The Company determines if an arrangement is a lease at inception. Our lease agreements generally contain lease and non-lease components. Payments under our lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities.
Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments affected by the Consumer Price Index and payments for maintenance and utilities.
Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. The Company reassesses the lease term if and when a significant event or change in circumstances occurs. Lease assets also include any prepaid lease payments and lease incentives. Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.
The Company applies the short-term lease recognition exemption for short-term leases, which are leases with a lease term of 12 months or less. Payments associated with short-term leases are recognized on a straight-line basis over the lease term.
The Company did not have any finance lease arrangements as of March 31, 2023 and June 30, 2022.
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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating income (expense).
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
In connection with certain business combinations, the Company also issues replacement awards in exchange for awards held by employees of the acquiree. The Company recognizes the portion of the acquiree award that is attributable to pre-combination service as purchase consideration. The portion of the replacement award attributable to post-combination service is recognized as compensation expense and classified in our condensed consolidated statements of operations according to the activities that the employees perform. Refer to Note 16, “Stockholders Equity” for more information.
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
Research and Development
Research and development costs are expensed as incurred and consists of the employee, software, and hardware costs incurred for the development of new products, enhancements and updates of existing products and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform and internal use software are evaluated for capitalization during the development phase. Capitalized software development costs on the Company’s condensed consolidated balance sheet were not material for the periods presented.

Concentration of Credit Risk and Significant Customers
Financial instruments potentially exposing the Company to credit risk consist primarily of cash, cash equivalents, accounts receivable, derivative contracts and investments. The Company holds cash at financial institutions that management believes are high credit, quality financial institutions and invests in investment grade securities rated A- and above and debt securities. The Company’s derivative contracts expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company enters into master netting agreements with select financial institutions to reduce its credit risk and trades with several counterparties to reduce its concentration risk with any single counterparty. The Company does not have significant exposure to counterparty credit risk at this time. In addition, the Company does not require nor is required to post collateral of any kind related to any foreign currency derivatives.
Credit risk arising from accounts receivable is mitigated to a certain extent due to our large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of March 31, 2023 and June 30, 2022, no customer represented more than 10% of the total accounts receivable balance. For the three and nine months ended March 31, 2023 and 2022, no customer represented more than 10% of the total revenues.
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
Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes. ASC 740 specifies a two-step process in which (1) the Company determines whether it’s more likely than not that tax positions will be sustained on the basis of the technical merits of the position, and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company considers many factors when evaluating uncertain tax positions, which involve significant judgement and may require periodic reassessment. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For details of taxation, please refer to Note 18, “Income Taxes.”

New Accounting Standards Not Yet Adopted in Fiscal Year 2023
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU is elective and provides relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments were to be effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848,” which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR which was delayed to June 30, 2023. The impact on our consolidated financial statements from the adoption of this standard is expected to be immaterial.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted this standard effective July 1, 2022 using a modified retrospective method. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
Under GAAP, the Company accounts for stock-based compensation using the straight-line expense method, recognizing the expense ratably over the service period, which is generally four years. This change in the timing of the expense recognition is the primary driver for the GAAP transition differences. The resulting decrease in stock-based compensation expense from the transition from IFRS to GAAP was $50.9 million and $160.2 million for the three and nine months ended March 31, 2022, respectively.
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
Under GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and a interest expense component, on a straight-line basis throughout the lease term. This resulted in lease expense being reclassified from interest expense into operating expense under GAAP which decreased interest expense by $1.9 million and $5.5 million for the three and nine months ended March 31, 2022, respectively. Additionally due to the change in the expense recognition method, the total resulting decrease in lease related expense from the transition from IFRS to GAAP was $0.6 million and $1.7 million for the three and nine months ended March 31, 2022, respectively.
(c) Strategic Investments
The Company invests in equity securities of public and private companies in which the Company does not have a controlling interest or significant influence. Under IFRS, the movement in the valuation of these investments had been recorded in other comprehensive income. Under GAAP, the Company records any impairment of these equity investments, as well as any changes in value resulting from observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, in the condensed consolidated statements of operations. This change in classification is the primary driver of the GAAP transition differences. The resulting increase in other expense, net from the transition from IFRS to GAAP was $17.1 million and $70.1 million for the three and nine months ended March 31, 2022, respectively.
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
Under IFRS, the Company determined EIR using estimated cash flows, based on the anticipated timing on cash inflows and outflows. Under GAAP, the Company has calculated EIR using contractual cash flows, focusing on the flow of funds as determined by contractual arrangements. The increase in interest expense resulting from the transition from IFRS to GAAP had no impact to interest expense for the three months ended March 31, 2022, and was $23.0 million for the nine months ended March 31, 2022.
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
iii.Uncertain Tax Positions
The Company recognizes and measures any uncertain tax positions in accordance with ASC 740 rather than IFRIC 23. Accordingly, the Company recognizes, and measures uncertain tax positions based on a two-step process outlined in the Income Tax section of Critical Accounting Policies.
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
The reconciliation between IFRS net loss and GAAP net loss for the three and nine months ended December 31, 2021 in the Company’s condensed consolidated statements of operations is as follows (in thousands):

		Three months ended	Nine months ended
	Note	March 31, 2022
Net loss - IFRS		$(31,087)	$(508,661)
Cost of revenues	(a), (b)	3,311	10,043
Operating expenses	(a), (b)	45,718	145,577
Other expense, net	(b), (c)	(14,075)	(66,970)
Interest income	(b)	(3)	(9)
Interest expense	(b), (d)	1,865	(17,486)
Provision for income taxes	(e)	(1,068)	8,635
Net income (loss) - GAAP		$4,661	$(428,871)
Net income (loss) per share were as follows:

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
	IFRS	GAAP	IFRS	GAAP
Net income (loss) per share attributable to ordinary shareholders:
Basic	$(0.12)	$0.02	$(2.01)	$(1.70)
Diluted	$(0.12)	$0.02	$(2.01)	$(1.70)

Conversion adjustments impacting the Company’s condensed consolidated balance sheet as of June 30, 2022, were as follows (in thousands):

	Note	IFRS	Adjustments	GAAP
Assets:
Prepaid expenses and other current assets	(b)	$72,303	$(2,301)	$70,002
Property and equipment, net	(b)	98,554	2,108	100,662
Operating lease right-of-use assets	(b)	267,328	9,948	277,276
Goodwill	(a)	732,666	(9,828)	722,838
Deferred tax assets	(e)	42,760	(32,425)	10,335
Other non-current assets	(b)	60,740	(1,878)	58,862
Total conversion adjustments			$(34,376)

Liabilities and Stockholders' Equity:
Deferred tax liabilities	(e)	$26,457	$(26,145)	$312
Common stock and Additional paid in capital	(a), (e)	2,710,349	(527,811)	2,182,538
Accumulated other comprehensive income	(b), (c), (e)	53,829	(39,965)	13,864
Accumulated deficit	(a), (b), (c), (e)	(2,428,575)	559,545	(1,869,030)
Total conversion adjustments			$(34,376)

4. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,259,676	$—	$1,259,676
Marketable securities:
Certificates of deposit and time deposits	—	10,000	10,000
Derivative financial instruments	—	56,525	56,525
Strategic investments:
Publicly traded equity securities	21,065	—	21,065
Total assets measured at fair value	$1,280,741	$66,525	$1,347,266

Liabilities measured at fair value
Derivative financial instruments	$—	$11,320	$11,320
Total liabilities measured at fair value	$—	$11,320	$11,320
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 5, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $139.1 million and $128.3 million as of March 31, 2023 and June 30, 2022, respectively.

5. Investments
Marketable Securities
The Company’s investments of marketable securities as of March 31, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit and time deposits	$10,000	$—	$—	$10,000
Total marketable securities	$10,000	$—	$—	$10,000
The Company’s investments of marketable securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$70,947	$—	$(653)	$70,294
Certificates of deposit and time deposits	3,000	—	—	3,000
Total marketable securities	$73,947	$—	$(653)	$73,294
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	March 31, 2023	June 30, 2022
Due in one year or less	$10,000	$73,294
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2023, no unrealized losses were recorded, and as of June 30, 2022, the unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of March 31, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,800	$—	$(3,365)	$4,435
The Company’s investments of privately held debt securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$5,486	$—	$(4,218)	$1,268
Carrying value of publicly traded and privately held equity securities

The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative. The carrying values for publicly traded and privately held equity securities as of March 31, 2023 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$135,050	$145,320
Cumulative net gain (loss)	10,795	(382)	10,413
Carrying Value	$21,065	$134,668	$155,733
Privately held equity securities cumulative net gain (loss) is comprised of upward adjustments of $5.5 million and downward adjustments and impairment of $5.9 million as of March 31, 2023.
The carrying values for publicly traded and privately held equity securities as of June 30, 2022 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$120,300	$130,570
Cumulative net gain	20,531	6,695	27,226
Carrying Value	$30,801	$126,995	$157,796
Privately held equity securities cumulative net gain is comprised of upward adjustments of $6.7 million as of June 30, 2022.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Unrealized gains (losses) recognized on publicly traded equity securities	$1,740	$(19,022)	$(9,737)	$(76,967)
Unrealized gains recognized on privately held equity securities	46	357	306	4,745
Unrealized losses recognized on privately held equity securities including impairment	—	—	(7,642)	—
Unrealized gains (losses), net	1,786	(18,665)	(17,073)	(72,222)
Realized losses on debt securities	—	—	(212)	—
Losses on strategic investments, net	$1,786	$(18,665)	$(17,285)	$(72,222)
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$46	$357	$(6,986)	$4,745
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
The following table sets forth the carrying amounts of the equity method investment and the movements during the nine months ended March 31, 2023 (in thousands):

Equity Method Investment
Balance as of July 20, 2022	$88,853
Effect of change in exchange rates	(2,484)
Balance as of March 31, 2023	$86,369
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets. The Company’s share in the profits and losses of VFT was not material during the three and nine months ended March 31, 2023.
6. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of March 31, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$644,046	$35,326	$679,372	$403,881	$275,491	$679,372
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$612,523	$37,015	$649,538	$401,534	$248,004	$649,538
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	March 31, 2023	June 30, 2022
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$4,249	$—
Interest rate swaps	Prepaid expenses and other current assets	25,371	13,296
Interest rate swaps	Other non-current assets	26,182	30,367
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	723	389
Total derivative assets		$56,525	$44,052

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$9,101	$18,208
Foreign exchange forward contracts	Other non-current liabilities	1,152	812
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	1,067	5,080
Total derivative liabilities		$11,320	$24,100
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Beginning balance of accumulated gains (losses) in accumulated other comprehensive loss	$57,226	$(2,570)	$24,502	$(2,936)
Gross unrealized gains (losses) recognized in other comprehensive loss	(10,520)	40,149	11,647	36,043
Net (gains) losses reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	282	172	1,407	158
Recognized in research and development	1,393	4,147	13,258	6,711
Recognized in marketing and sales	198	56	970	94
Recognized in general and administrative	966	694	4,696	592
Recognized in interest expense	(6,082)	1,082	(13,017)	3,068
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$43,463	$43,730	$43,463	$43,730

7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Equipment	$9,643	$9,140
Computer Hardware and Software	28,563	18,324
Furniture and Fittings	24,861	25,157
Leasehold Improvements and Other	127,417	124,758
Property and equipment, gross	190,484	177,379
Less: accumulated depreciation and impairment	(104,920)	(76,717)
Property and equipment, net	$85,564	$100,662
Depreciation expense was $7.4 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively, and $20.9 million and $13.7 million for the nine months ended March 31, 2023 and 2022, respectively.
During the three and nine months ended March 31, 2023, the Company recorded an $8.4 million impairment charge for leasehold improvements as a result of our restructuring efforts. Refer to Note 15, “Restructuring,” for additional information.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2022	$722,838
Effect of change in exchange rates	604
Balance as of March 31, 2023	$723,442
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2023	June 30, 2022	Weighted-Average Remaining Useful Lives (Years)
Acquired Developed Technology	$234,618	$234,618	2
Patents, Trademarks, and Other Rights	33,393	33,393	5
Customer Relationships	129,502	129,502	5
Intangible assets, gross	397,513	397,513
Less: accumulated amortization	(321,420)	(296,673)
Intangible assets, net	$76,093	$100,840
Amortization expense for intangible assets was approximately $8.2 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively, and $24.7 million and $24.1 million for the nine months ended March 31, 2023 and 2022, respectively.

The following tables presents the estimated future amortization expense related to intangible assets held as of March 31, 2023 (in thousands):

Fiscal Years:
Remainder of 2023	$8,155
2024	26,267
2025	14,908
2026	12,370
2027	7,267
Thereafter	7,126
Total future amortization expense	$76,093
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
The components of lease costs and other information related to leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease costs	$13,101	$12,549	$39,438	$36,964
Short-term lease costs	101	62	199	330
Total lease costs	$13,202	$12,611	$39,637	$37,294

	March 31, 2023	June 30, 2022
Weighted average remaining lease term (in years)	7	8
Weighted average discount rate	2.4%	2.4%
Supplemental cash flow information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,796	$14,278	$40,458	$38,090
Lease liabilities arising from obtaining right-of-use assets and receipt of lease incentive	$—	$—	$11,905	$92,743
Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of March 31, 2023 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
Remainder of 2023	$13,374
2024	51,009
2025	48,484
2026	41,613
2027	36,755
Thereafter	127,682
Total future operating lease payments	318,917
Less: imputed interest	(28,257)
Total lease liability balance (1)	$290,660

(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. For additional information, see Note 15, “Restructuring.”
During the three and nine months ended March 31, 2023, we recorded an impairment charge of $52.7 million in aggregate for operating lease right-of-use assets as part of our lease consolidation efforts. Refer to Note 15, “Restructuring,” for additional information.
The Company entered into an Agreement for Lease (the “AFL”) for its new global headquarters in Sydney, Australia (the “Australian HQ Property”) in March 2022. Following completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for 15 years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately $929.4 million as of March 31, 2023, for the initial term of 15 years. Please refer to Note 5, “Investments,” and Note 10, “Assets held for sale,” for details of the transaction.
10. Assets Held for Sale
During the fourth quarter of the fiscal year 2021, the Company committed to a plan to sell its controlling interest of its subsidiary, VFT, which was established for the construction project associated with the Australian HQ Property. In July 2021, the Company entered into a term sheet with a third-party buyer to effect the sale. The term sheet provided a framework for the buyer to invest in and develop the Australian HQ Property. In March 2022, the Company entered into a series of agreements with the buyer, including an AFL. On July 20, 2022, the Company completed a non-cash sale of its controlling interest of VFT to the buyer and recognized a gain of $45.2 million from the sale in other income (expense), net, in the condensed consolidated statements of operations during the nine months ended March 31, 2023, representing the difference between the fair value of the Company’s retained investment and the derecognized VFT assets and liabilities upon loss of control. Please refer to Note 5, “Investments” for additional details.
The major assets classified as held for sale as of March 31, 2023 and June 30, 2022 were as follows (in thousands):

	March 31, 2023	June 30, 2022
Cash and cash equivalents	$—	$2,701
Property and equipment, net	$—	$57,482
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Accrued expenses	$136,502	$123,381
Employee benefits	157,866	197,701
Tax liabilities	83,716	26,367
Restructuring provision	20,703	—
Customer deposits	11,279	9,718
Derivative liabilities	10,168	23,288
Liabilities held for sale	—	17,564
Other payables	12,835	8,120
Total accrued expenses and other liabilities	$433,069	$406,139
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
The Notes and Capped Calls were fully settled in fiscal year 2022. There was no balance outstanding related to the Notes as of March 31, 2023 and June 30, 2022. No net gain or loss on exchange derivative and capped call transactions was recognized during the three months ended March 31, 2022, and $424.5 million of net loss on exchange derivative and capped call transactions were recognized during the nine months ended March 31, 2022.
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
The Company incurred debt issuance costs of $4.4 million in connection with entering into the Credit Facility. The debt issuance costs were amortized over the terms of the Term Loan Facility and Revolving Credit Facility. As of March 31, 2023, $1.0 billion has been drawn under the Term Loan Facility. The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2023, the Company was in compliance with all related covenants.
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
13. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years. There were no material contractual commitments that were entered into during the three and nine months ended March 31, 2023 that were outside the ordinary course of business. During the nine months ended March 31, 2023, the Company entered into non-cancelable purchase commitments for infrastructure services of $1.9 billion over five years.

Operating Leases
Please refer to Note 9, “Leases,” for a lease commitment that the Company has entered but the lease has not yet commenced.
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in this lawsuit.
In March and April 2023, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of the Company’s board of directors and certain of its officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; and Keane v. Cannon-Brookes, Case No. 1:23-cv-00399. The Company is named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief on the Company’s behalf. The defendants intend to seek to consolidate these cases and to stay them until resolution of the Putative Class Action. The defendants also intend to deny the allegations of wrongdoing and vigorously defend against the claims in these lawsuits.
In addition to the matters discussed above, from time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on the Company’s financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any liabilities as a result of the litigation or other legal proceedings in its condensed consolidated financial statements.
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
As of March 31, 2023, approximately $1.6 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 85% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.

Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Americas
United States	$395,666	$320,185	$1,127,390	$894,902
Other Americas	59,378	46,202	167,284	128,463
Total Americas	$455,044	$366,387	$1,294,674	$1,023,365
EMEA	356,243	290,866	1,004,291	789,576
Asia Pacific	104,166	83,238	296,584	230,100
Total revenues	$915,453	$740,491	$2,595,549	$2,043,041
The Company provides different deployment options for its product offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance service of unspecified future updates, upgrades and enhancements and technical product support. Marketplace and services offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within the Company’s condensed consolidated statements of operations. Premier support revenues were $4.2 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively, and $13.6 million and $16.6 million for the nine months ended March 31, 2023 and 2022, respectively.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cloud	$534,891	$399,453	$1,522,269	$1,081,455
Data Center	221,551	151,095	587,043	401,398
Server	94,389	132,333	314,370	407,399
Marketplace and services	64,622	57,610	171,867	152,789
Total revenues	$915,453	$740,491	$2,595,549	$2,043,041
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning of period	$1,274,081	$975,478	$1,182,680	$897,595
Additions	1,039,089	857,098	2,810,586	2,237,531
Revenue	(915,453)	(740,491)	(2,595,549)	(2,043,041)
Balance, end of period	$1,397,717	$1,092,085	$1,397,717	$1,092,085
The additions in the deferred revenue balance are primarily cash payments received or due in advance of satisfying the Company’s performance obligations.

For the three months ended March 31, 2023 and 2022, approximately 22% and 21% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the nine months ended March 31, 2023 and 2022, approximately 37% and 36% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning of period	$37,988	$13,203	$27,141	$9,011
Additions	7,051	8,109	23,466	14,746
Amortization expense	(3,606)	(1,670)	(9,174)	(4,115)
Balance, end of period	$41,433	$19,642	$41,433	$19,642
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$14,219	$6,696
Other non-current assets			27,214	12,946
Total			$41,433	$19,642
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
15. Restructuring
On March 6, 2023, the Company initiated a rebalancing of resources resulting in the elimination of certain roles impacting about 500 full-time employees, or approximately 5% of the Company’s then-current workforce. These actions are part of the Company’s initiatives to accelerate progress against its highest priorities. These actions include continuing to invest in strategic areas of the business, and aligning talent to best meet customer needs and business priorities. As a result, the Company recorded severance and other termination benefits, including severance, notice period payments, employee transition payments and other benefits of $25.8 million, and stock-based compensation of $10.7 million for the impacted employees during the three months ended March 31, 2023. The Company expects the execution of these actions, including cash payment of the remaining severance and other termination benefits related liabilities, to be substantially completed by the end of the fiscal year 2023.
In addition, the Company is consolidating its leases, including planned subleasing, of several office spaces, to optimize its real estate footprint. As a result, the Company recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $61.1 million during the three months ended March 31, 2023. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows. The Company continues to evaluate its real estate needs and may incur additional charges in the future.
A summary of our restructuring charges for the three and nine months ended March 31, 2023 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$1,066	$288	$7,893	$9,247
Research and development	8,271	6,046	29,004	43,321
Marketing and sales	7,293	1,909	14,984	24,186
General and administrative	9,163	2,506	9,425	21,094
Total	$25,793	$10,749	$61,306	$97,848

The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$25,793	$10,749	$61,306	$97,848
Payments	(4,665)	—	—	(4,665)
Non-cash items	(633)	(10,749)	(61,098)	(72,480)
Liability as of March 31, 2023	$20,495	$—	$208	$20,703
16. Stockholders’ Equity
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
As of March 31, 2023, the Company’s common stock consists of Class A Common Stock and Class B Common Stock, each of which has a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.
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
Preferred Stock
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of March 31, 2023 and June 30, 2022, no shares of preferred stock were outstanding.

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
At March 31, 2023, the Company had 31,024,990 shares of its common stock available for future issuance under the 2015 Plan, which plan provides for the issuance of incentive and non-statutory share options, share appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance stock awards, performance-based awards to covered employees, and dividend equivalent rights to qualified employees, directors and consultants. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
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
A summary of RSU activity for the nine months ended March 31, 2023 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2022	6,023,997	$257.62	$1,128,897
Granted	7,688,446	$227.44
Vested	(2,527,021)	$236.77	$463,248
Forfeited or cancelled	(635,088)	$266.35
Balance as of March 31, 2023	10,550,334	$240.10	$1,805,901
As of March 31, 2023, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $1.8 billion, which is expected to be recognized over a weighted-average period of 2 years .

During the nine months ended March 31, 2023 and 2022, the Company did not grant shares of restricted stock. As of March 31, 2023 and June 30, 2022, there were 13,622 and 72,484 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $2.3 million and $13.6 million as of March 31, 2023 and June 30, 2022, respectively.
Of the total stock-based compensation expense, costs recognized for awards granted to non-employees were immaterial for all periods presented.
Share Repurchase Program
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
During the three months ended March 31, 2023, the Company repurchased and subsequently retired approximately 0.2 million shares of its Class A Common Stock for approximately $35.7 million at an average price per share of $158.38. All repurchases were made in open market transactions. As of March 31, 2023, the Company was authorized to purchase a remaining $964.3 million of its Class A Common Stock under the Share Repurchase Program.

17. Net Income (Loss) Per Share
The Company computes net income (loss) per share of Class A Common Stock and Class B Common Stock using the two-class method. As the liquidation and dividend rights for both Class A Common Stock and Class B Common Stock are identical, the net income (loss) is allocated on a proportionate basis to the weighted-average number of shares of common stock outstanding for the period. Basic net income (loss) per share attributable to Class A Common Stock and Class B Common Stock stockholders is computed by dividing the net income (loss) by the weighted-average number of Class A Common Stock and Class B Common Stock outstanding during the period.
For the calculation of diluted net income (loss) per share, net income (loss) for basic EPS is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. For the report periods that the Company is in a loss position, basic and diluted net loss per share are the same as diluted net loss per share for all periods as the inclusion of potential dilutive shares would have been anti-dilutive.
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss), basic	$(122,596)	$(86,441)	$2,618	$2,043	$(248,347)	$(179,462)	$(238,376)	$(190,495)
Reallocation of undistributed earnings as a result of conversion of shares of Class B Common Stock to Class A Common Stock	—	—	2,043	—	—	—	—	—
Reallocation of net income to Class B Common Stock	—	—	—	(16)	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	$(122,596)	$(86,441)	$4,661	$2,027	$(248,347)	$(179,462)	$(238,376)	$(190,495)
Denominator:
Weighted-average shares used in computing net income per share, basic	150,622	106,203	142,494	111,229	148,580	107,369	140,581	112,343
Conversion of shares of Class B Common Stock to Class A Common Stock outstanding	—	—	111,229	—	—	—	—	—
Dilution from dilutive securities	—	—	2,018	—	—	—	—	—
Weighted-average shares used in computing net income per share, diluted	150,622	106,203	255,741	111,229	148,580	107,369	140,581	112,343
Net income (loss) per share, basic	$(0.81)	$(0.81)	$0.02	$0.02	$(1.67)	$(1.67)	$(1.70)	$(1.70)
Net income (loss) per share, diluted	$(0.81)	$(0.81)	$0.02	$0.02	$(1.67)	$(1.67)	$(1.70)	$(1.70)

The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Class A Common Stock options	—	—	—	1
Class A Common Stock restricted stock units	8,186	2,310	7,379	3,612
Class A Common Stock restricted stock awards	12	8	20	97
Total	8,198	2,318	7,399	3,710

18. Income Taxes
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
The Company reported an income tax provision of $53.6 million on pretax loss of $155.4 million and an income tax provision of $162.1 million on pretax loss of $265.7 million for the three and nine months ended March 31, 2023, respectively, as compared to an income tax provision of $1.6 million on pretax income of $6.3 million and an income tax provision of $4.3 million on pretax loss of $424.6 million for the three and nine months ended March 31, 2022, respectively. The income tax provision for the three and nine months ended March 31, 2023 reflects an increase in tax expense primarily attributable to the recognition of a reserve for uncertain tax positions and overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. The Company’s effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, in addition to full valuation allowances in the U.S. and Australia.
Since fiscal year 2020, the Company has been in unilateral Advanced Pricing Agreement (“APA”) negotiations with the Australian Taxation Office (“ATO”) relating to the Company’s transfer pricing arrangements between Australia and the U.S. During the nine months ended March 31, 2023, the ATO and the Company discussed, for the first time, a framework to resolve the Company’s transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with the ATO, the Company recorded a reserve for uncertain tax positions of $38.8 million and $117.4 million for the three and nine months ended March 31, 2023, respectively, based upon applying the recognition and measurement thresholds of ASC 740. Although the Company’s recorded tax reserves are the best estimate of its liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $117.4 million, if realized, would affect the Company’s effective tax rate. The Company does not have any other material audits or negotiations that are currently in progress.
The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. If not deferred, modified or repealed, this provision may materially increase future cash taxes.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and includes various corporate tax provisions, including a new alternative corporate minimum tax on applicable corporations with adjusted financial statement income exceeding $1 billion, on average, over the last three years. As of March 31, 2023, the newly enacted tax provisions are not applicable to the Company.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company’s assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of March 31, 2023, the Company will continue to maintain a full valuation allowance on its U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.

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
Our mission is possible with deep investment in product development to create and refine high-quality and versatile products that users love. By making our products affordable for organizations of all sizes and transparently sharing our pricing online for most of our products, we do not follow the practice of opaque pricing and ad hoc discounting that is typical in the enterprise software industry. We pursue customer volume, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with more than 250,000 customers across virtually every industry sector in approximately 200 countries as of March 31, 2023. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
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
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We believe that weakening macroeconomic conditions, in part due to rising inflation, increases in interest rates, Russia’s invasion of Ukraine and remaining effects of the COVID-19 pandemic, have impacted our results of operations during the three and nine months ended March 31, 2023. Primarily, we have seen the growth from existing customers moderate during the nine months ended March 31, 2023. We believe this event is largely due to customers impacted by weakening economic conditions. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.

Restructuring
On March 6, 2023, we announced a rebalancing of resources resulting in the elimination of certain roles impacting about 500 full-time employees, or approximately 5% of the Company’s then-current workforce. These actions are part of our initiatives to accelerate progress against our highest priorities. These actions include continuing to invest in strategic areas of the business, and aligning talent to best meet customer needs and business priorities. In addition, we are consolidating our leases, including planned subleasing of several office spaces, to optimize our real estate footprint. We continue to evaluate our real estate needs and may incur additional charges in the future.
A summary of our restructuring charges for the three and nine months ended March 31, 2023 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$1,066	$288	$7,893	$9,247
Research and development	8,271	6,046	29,004	43,321
Marketing and sales	7,293	1,909	14,984	24,186
General and administrative	9,163	2,506	9,425	21,094
Total	$25,793	$10,749	$61,306	$97,848
We expect the execution of these actions, including cash payments, will be substantially complete by the end of the fourth quarter of fiscal year 2023. Refer to Note 15, “Restructuring,” to the notes to our condensed consolidated financial statements for additional information.
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
We define the number of customers at the end of any particular period to be the number of organizations with unique domains that have at least one active and paid non-starter license or subscription, with two or more seats. While a single customer may have distinct departments, operating segments, or subsidiaries with multiple active licenses or subscriptions of our products, if the product deployments share a unique domain name, we only include the customer once for purposes of calculating this metric. We define active licenses as those licenses that are under an active maintenance or subscription contract as of period end.
Our customers, as defined in this metric, have generated substantially all of our revenue in each of the periods presented. Including single-user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our more than 250,000 customers. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings and generate growing revenue by expanding within our customer base. No single customer contributed more than 5% of our total revenues during the three and nine months ended March 31, 2023.
The following table sets forth our number of customers:

	As of
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Number of customers	234,575	242,623	249,173	253,177	259,775

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$352,369	$334,709	$595,336	$606,165
Less: Capital expenditures	(2,691)	(26,473)	(23,227)	(45,935)
Free cash flow	$349,678	$308,236	$572,109	$560,230
Free cash flow increased by $41.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The net increase of free cash flow was primarily attributable to the net increase of net cash provided by operating activities and a decrease in capital expenditures. The net increase of net cash provided by operating activities was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees.
Free cash flow increased by $11.9 million during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022. The net increase of free cash flow was primarily attributable to a decrease in capital expenditures, offset by the net decrease in net cash provided by operating activities. The net decrease of net cash provided by operating activities was primarily attributable to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset by an increase in cash received from customers.
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

Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software; payment processing fees; consulting and contractors costs, associated with our customer support and infrastructure service teams; amortization of acquired intangible assets; certain IT program fees; and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities and self-managed data centers. We allocate stock-based compensation to personnel costs based on the expense category in which the employee works. We allocate overhead such as information technology costs, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
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
Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries and bonuses, stock-based compensation, employee benefit costs, and contractor costs. We allocate overhead, such as information technology costs, rent, and occupancy charges in each expense category based on headcount in that category.
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractors costs, contract software development costs, facilities and related overhead costs, certain IT program expenses, and restructuring charges. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expense for our employees, including stock-based compensation, marketing and sales programs, consulting and contractors costs, facilities and related overhead costs, certain IT program expenses, and restructuring charges. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
General and Administrative
General and administrative expenses consist primarily of compensation expense for our employees, including stock-based compensation, for finance, legal, human resources and information technology personnel, consulting and contractors costs, certain IT program expenses, other corporate expenses and facilities and related overhead costs, and restructuring charges.

Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
Net Loss
We incurred a net loss during the three and nine months ended March 31, 2023, primarily due to our significant investments in research and development, growing our team, as well as investments in infrastructure for our Cloud offerings. We also incurred additional tax expense from the recognition of reserves for uncertain tax positions during the three and nine months ended March 31, 2023. Additionally, we initiated a rebalancing of resources and lease consolidation in March 2023, which resulted in total restructuring charges of $97.8 million during the three months ended March 31, 2023.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating income (expense).
Judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. Assumptions and estimates about future values can be subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy.
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
In the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service, Australian Tax Office, and other taxation authorities. These audits at times may produce alternative views regarding certain tax positions taken in the year(s) of review. As a result, we record uncertain tax positions, which require recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription	$760,680	83%	$555,126	75%	$2,122,863	82%	$1,499,409	73%
Maintenance	94,225	10	120,333	16	313,813	12	377,982	19
Other	60,548	7	65,032	9	158,873	6	165,650	8
Total revenues	915,453	100	740,491	100	2,595,549	100	2,043,041	100
Cost of revenues	168,652	19	116,063	16	463,989	18	322,510	16
Gross profit	746,801	81	624,428	84	2,131,560	82	1,720,531	84
Operating expenses:
Research and development	522,344	57	334,161	45	1,395,026	54	924,870	45
Marketing and sales	220,921	24	142,386	19	567,240	21	362,761	18
General and administrative	165,103	18	114,984	16	464,127	18	320,484	15
Total operating expenses	908,368	99	591,531	80	2,426,393	93	1,608,115	78
Operating income (loss)	(161,567)	(18)	32,897	4	(294,833)	(11)	112,416	6
Other income (expense), net	(943)	—	(23,084)	(2)	21,597	1	(501,231)	(25)
Interest income	15,047	2	605	—	29,153	1	956	—
Interest expense	(7,978)	(1)	(4,159)	(1)	(21,607)	(1)	(36,699)	(2)
Income (loss) before income taxes	(155,441)	(17)	6,259	1	(265,690)	(10)	(424,558)	(21)
Provision for income taxes	(53,596)	(6)	(1,598)	—	(162,119)	(6)	(4,313)	—
Net income (loss)	$(209,037)	(23)%	$4,661	1%	$(427,809)	(16)%	$(428,871)	(21)%

Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$760,680	$555,126	$205,554	37%
Maintenance	94,225	120,333	(26,108)	(22)
Other	60,548	65,032	(4,484)	(7)
Total revenues	$915,453	$740,491	$174,962	24%
Total revenues increased $175.0 million, or 24%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended March 31, 2023, over 90% was attributable to sales to customer accounts existing on or before December 31, 2022. Our number of total customers increased to 259,775 at March 31, 2023 from 234,575 at March 31, 2022.
Subscription revenues increased $205.6 million, or 37%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to subscription services for our Cloud offerings and term-based licenses for our Data Center offerings.
Maintenance revenues decreased $26.1 million, or 22%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.
Other revenues decreased $4.5 million, or 7%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in other revenues was primarily attributable to a decrease of $11.8 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021, offset by an increase of $7.1 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$534,891	$399,453	$135,438	34%
Data Center	221,551	151,095	70,456	47
Server	94,389	132,333	(37,944)	(29)
Marketplace and services	64,622	57,610	7,012	12
Total revenues	$915,453	$740,491	$174,962	24%
Total revenues by geography were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$455,044	$366,387	$88,657	24%
EMEA	356,243	290,866	65,377	22
Asia Pacific	104,166	83,238	20,928	25
Total revenues	$915,453	$740,491	$174,962	24%

Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$168,652	$116,063	$52,589	45%
Gross margin	82%	84%
Cost of revenues increased $52.6 million, or 45%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall increase was primarily attributable to an increase of $21.4 million in compensation expense for employees (which includes an increase of $9.0 million in stock-based compensation), and an increase of $11.8 million in hosting fees paid to third-party providers. In addition, we recorded restructuring charges of $9.3 million in the three months ended March 31, 2023, which were comprised of $7.9 million of impairment charges for leases and leasehold improvements, and $1.4 million of severance and other termination benefits.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$522,344	$334,161	$188,183	56%
Research and development expenses increased $188.2 million, or 56%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall increase was primarily attributable to an increase of $127.1 million in compensation expenses for employees (which includes an increase of $77.2 million in stock-based compensation). In addition, we recorded restructuring charges of $43.3 million in the three months ended March 31, 2023, which were comprised of $29.0 million of impairment charges for leases and leasehold improvements, and $14.3 million of severance and other termination benefits.
Marketing and Sales

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$220,921	142,386	$78,535	55%
Marketing and sales expenses increased $78.5 million, or 55%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The overall increase was primarily attributable to an increase of $40.5 million in compensation expenses for employees (which includes an increase of $14.6 million in stock-based compensation). In addition, we recorded restructuring charges of $24.2 million in the three months ended March 31, 2023, which were comprised of $15.0 million of impairment charges for leases and leasehold improvements, and $9.2 million of severance and other termination benefits.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$165,103	114,984	$50,119	44%
General and administrative expenses increased $50.1 million, or 44%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall increase was primarily attributable to an increase of $30.2 million in compensation expenses for employees (which included an increase of $15.5 million in stock-based compensation). In addition, we recorded restructuring charges of $21.1 million in the three months ended March 31, 2023, which were comprised of $11.7 million of severance and other termination benefits, and $9.2 million of impairment charges for leases and leasehold improvements.

Other Income and Expense

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other expense, net	$(943)	$(23,084)	$22,141	(96)%
Other expense, net decreased $22.1 million, or 96%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily attributable to a $20.8 million decrease in mark-to-market adjusted losses related to our publicly held equity securities.
Interest Expense

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(7,978)	$(4,159)	$(3,819)	92%
Interest expense increased $3.8 million, or 92% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was attributable to an increase in interest expense of $3.8 million from our Credit Facility as a result of increased interest rates.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(53,596)	$(1,598)	$(51,998)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $53.6 million on pretax loss of $155.4 million for the three months ended March 31, 2023, as compared to an income tax provision of $1.6 million on pretax income of $6.3 million for the three months ended March 31, 2022. The income tax provision for the three months ended March 31, 2023 reflects an increase in tax provision primarily attributable to the recognition of a reserve for uncertain tax positions and overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. Since fiscal year 2020, we have been in unilateral Advanced Pricing Agreement (“APA”) negotiations with the Australian Tax Office (“ ATO”) relating to our transfer pricing arrangements between Australia and the U.S. During the three months ended March 31, 2023, we continued our discussion with the ATO regarding a framework to resolve our transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with the ATO during the three months ended March 31, 2023, we recorded an additional reserve for uncertain tax positions of $38.8 million based upon applying the recognition and measurement thresholds of ASC 740. Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $38.8 million, if realized, would affect our effective tax rate. We do not have any other material audits or negotiations that are currently in progress.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 18, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
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

Nine Months Ended March 31, 2023 and 2022
Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$2,122,863	$1,499,409	$623,454	42%
Maintenance	313,813	377,982	(64,169)	(17)
Other	158,873	165,650	(6,777)	(4)
Total revenues	$2,595,549	$2,043,041	$552,508	27%
Total revenues increased $552.5 million, or 27%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the nine months ended March 31, 2023, over 90% was attributable to sales to customer accounts existing on or before June 30, 2022. Our number of total customers increased to 259,775 at March 31, 2023 from 234,575 at March 31, 2022.
Subscription revenues increased $623.5 million, or 42%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to cloud-based subscription services and term-based licenses for our Data Center products.
Maintenance revenues decreased $64.2 million, or 17%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.
Other revenues decreased $6.8 million, or 4%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in other revenues was primarily attributable to a decrease of $28.5 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021, offset by an increase of $20.0 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$1,522,269	$1,081,455	$440,814	41%
Data Center	587,043	401,398	185,645	46
Server	314,370	407,399	(93,029)	(23)
Marketplace and services	171,867	152,789	19,078	12
Total revenues	$2,595,549	$2,043,041	$552,508	27%
Total revenues by geography were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$1,294,674	$1,023,365	$271,309	27%
EMEA	1,004,291	789,576	214,715	27
Asia Pacific	296,584	230,100	66,484	29
Total revenues	$2,595,549	$2,043,041	$552,508	27%
Cost of Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$463,989	$322,510	$141,479	44%
Gross margin	82%	84%

Cost of revenues increased $141.5 million, or 44%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The overall increase was primarily attributable to an increase of $63.5 million in compensation expense for employees (which includes an increase of $23.8 million in stock-based compensation), and an increase of $41.4 million in hosting fees paid to third-party providers. In addition, we recorded restructuring charges of $9.3 million in the nine months ended March 31, 2023, which were comprised of $7.9 million of impairment charges for leases and leasehold improvements, and $1.4 million of severance and other termination benefits.
Operating Expenses
Research and Development

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$1,395,026	$924,870	$470,156	51%
Research and development expenses increased $470.2 million, or 51%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The overall increase was primarily attributable to an increase of $348.2 million in compensation expenses for employees (which includes an increase of $202.2 million in stock-based compensation), and an increase of $15.2 million in professional services. In addition, we recorded restructuring charges of $43.3 million in the nine months ended March 31, 2023, which were comprised of $29.0 million of impairment charges for leases and leasehold improvements, and $14.3 million of severance and other termination benefits.
Marketing and Sales

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$567,240	$362,761	$204,479	56%
Marketing and sales expenses increased $204.5 million, or 56%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The overall increase was primarily attributable to an increase of $114.2 million in compensation expenses for employees (which includes an increase of $39.6 million in stock-based compensation), an increase of $22.4 million in advertising and marketing event expenses, and an increase of $17.2 million in professional services. In addition, we recorded restructuring charges of $24.2 million in the nine months ended March 31, 2023, which were comprised of $15.0 million of impairment charges for leases and leasehold improvements, and $9.2 million of severance and other termination benefits.
General and Administrative

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$464,127	$320,484	$143,643	45%
General and administrative expenses increased $143.6 million, or 45%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The overall increase was primarily attributable to an increase of $104.2 million in compensation expenses for employees (which includes an increase of $43.3 million in stock-based compensation). In addition, we recorded restructuring charges of $21.1 million in the nine months ended March 31, 2023, which were comprised of $11.7 million of severance and other termination benefits, and $9.2 million of impairment charges for leases and leasehold improvements.
Other Income and Expense

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other income (expense), net	$21,597	$(501,231)	$522,828	**
**    Not meaningful

Other income (expense), net increased $522.8 million in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase was primarily attributable to a decrease of $424.5 million in other expense from the mark to fair value of the Notes and Capped Calls and charges related to the full settlements of Notes and Capped Calls during the nine months ended March 31, 2023, a decrease of $67.2 million in mark-to-market adjusted losses related to our publicly held equity securities, and an increase of $45.2 million from a non-cash sale of a controlling interest of a subsidiary recorded during the nine months ended March 31, 2023.
Interest Expense

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(21,607)	$(36,699)	$15,092	(41)%
Interest expense decreased $15.1 million, or 41%, in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The overall decrease was primarily attributable to $26.6 million in lower amortization of debt discount and issuance cost due to settlements of the Notes, offset by an increase in interest expense of $11.5 million from our Credit Facility as a result of increased interest rates.
Provision for Income Taxes

	Nine Months Ended March 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(162,119)	$(4,313)	$(157,806)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $162.1 million on pretax loss of $265.7 million for the nine months ended March 31, 2023, as compared to an income tax provision of $4.3 million on pretax loss of $424.6 million for the nine months ended March 31, 2022. The income tax provision for the nine months ended March 31, 2023 reflects an increase in tax provision primarily attributable to the recognition of a reserve for uncertain tax positions and overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. Since fiscal year 2020, we have been in unilateral APA negotiations with the ATO relating to our transfer pricing arrangements between Australia and the U.S. During the nine months ended March 31, 2023, we discussed with the ATO, for the first time, a framework to resolve our transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). Given the stage of discussions with the ATO during the nine months ended March 31, 2023, we recorded a reserve for uncertain tax positions of $117.4 million based upon applying the recognition and measurement thresholds of ASC 740. Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months. The gross unrecognized tax benefit of $117.4 million, if realized, would affect our effective tax rate. We do not have any other material audits or negotiations that are currently in progress.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of a reserve for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 18, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of March 31, 2023, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
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
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents totaling $2.0 billion, short-term investments totaling $10.0 million and accounts receivables totaling $346.3 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$595,336	$606,165
Net cash provided by investing activities	22,302	59,614
Net cash used in financing activities	(30,350)	(403,659)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(996)	(2,638)
Net increase in cash, cash equivalents, and restricted cash	$586,292	$259,482
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
Net cash provided by operating activities decreased by $10.8 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The net decrease was primarily attributable to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset in part by an increase in cash received from customers.
Net cash provided by investing activities decreased by $37.3 million during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The net decrease was primarily attributable to a decrease of $185.6 million from proceeds from sales of marketable securities and strategic investments, offset by a decrease of $84.5 million from purchases of strategic investments, a decrease of $22.7 million from purchases of property and equipment, and a decrease of $16.3 million from business combinations, net of cash acquired.
Net cash used in financing activities decreased by $373.3 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The net cash used in financing activities was primarily attributable to repurchases of Class A Common Stock of $31.7 million during the nine months ended March 31, 2023. The net cash used in financing activities during the nine months ended March 31, 2022 was primarily attributable to the full settlement of the Notes for an aggregate consideration of $1.5 billion, offset by proceeds from the Term Loan Facility of $1.0 billion and proceeds from settlement of capped call transaction of $135.5 million.
Liquidity and Material Cash Requirements
Debt
We have fully drawn our $1 billion Term Loan Facility, and we have access to a $500 million Revolving Credit Facility (the Revolving Credit Facility, and together with the Term Loan Facility is the “Credit Facility”). The Credit

Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Term Loan Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space including obligations for leases that have not yet commenced, contractual commitments for cloud services platform and other infrastructure services.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. During the three months ended March 31, 2023, we repurchased approximately 0.2 million shares of our Class A Common Stock for approximately $35.7 million at an average price per share of $158.38. All repurchases were made in open market transactions. As of March 31, 2023, we were authorized to purchase a remaining $964.3 million of our Class A Common Stock under the Share Repurchase Program.
Other Future Obligations
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our other future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, employee headcount, marketing and sales activities, payments to tax authorities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our products.
As of March 31, 2023, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Refer to Note 9, “Leases,” Note 12, “Debt,” Note 13, “Commitments and Contingencies,” Note 16, “Stockholder’s Equity,” to our condensed consolidated financial statements for additional information.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP gross profit, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, and restructuring charges.

•Non-GAAP operating income and Non-GAAP operating margin. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, and restructuring charges.
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, restructuring charges, non-coupon impact related to exchangeable senior notes and capped calls, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax effects on these items, and a non-recurring income tax adjustment.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and nine months ended March 31, 2023 and 2022 (in thousands, except percentage and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gross profit
GAAP gross profit	$746,801	$624,428	$2,131,560	$1,720,531
Plus: Stock-based compensation	17,293	8,269	46,459	22,639
Plus: Amortization of acquired intangible assets	5,696	5,709	17,090	16,997
Plus: Restructuring charges (1)	9,247	—	9,247	—
Non-GAAP gross profit	$779,037	$638,406	$2,204,356	$1,760,167
Operating income
GAAP operating income (loss)	$(161,567)	$32,897	$(294,833)	$112,416
Plus: Stock-based compensation	252,678	136,402	692,094	383,129
Plus: Amortization of acquired intangible assets	8,155	8,105	24,747	24,117
Plus: Restructuring charges (1)	97,848	—	97,848	—
Non-GAAP operating income	$197,114	$177,404	$519,856	$519,662
Operating margin
GAAP operating margin	(18)%	4%	(11)%	6%
Plus: Stock-based compensation	28%	19%	26%	18%
Plus: Amortization of acquired intangible assets	1%	1%	1%	1%
Plus: Restructuring charges (1)	11%	—%	4%	—%
Non-GAAP operating margin	22%	24%	20%	25%
Net income
GAAP net income (loss)	$(209,037)	$4,661	$(427,809)	$(428,871)
Plus: Stock-based compensation	252,678	136,402	692,094	383,129
Plus: Amortization of acquired intangible assets	8,155	8,105	24,747	24,117
Plus: Restructuring charges (1)	97,848	—	97,848	—
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	—	—	450,829
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(45,158)	—
Plus (less): Income tax adjustments	(11,689)	(39,000)	3,513	(114,200)
Non-GAAP net income	$137,955	$110,168	$345,235	$315,004
Net income per share
GAAP net income (loss) per share - diluted	$(0.81)	$0.02	$(1.67)	$(1.70)

Plus: Stock-based compensation	0.98	0.53	2.70	1.51
Plus: Amortization of acquired intangible assets	0.03	0.03	0.10	0.09
Plus: Restructuring charges (1)	0.39	—	0.39	—
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	—	—	1.78
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(0.18)	—
Plus (less): Income tax adjustments	(0.05)	(0.15)	0.01	(0.45)
Non-GAAP net income per share - diluted	$0.54	$0.43	$1.35	$1.23
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net income (loss) per share	256,825	255,741	255,949	252,924
Plus: Dilution from dilutive securities (2)	425	—	590	2,791
Weighted-average shares used in computing diluted non-GAAP net income per share	257,250	255,741	256,539	255,715
Free cash flow
GAAP net cash provided by operating activities	$352,369	$334,709	$595,336	$606,165
Less: Capital expenditures	(2,691)	(26,473)	(23,227)	(45,935)
Free cash flow	$349,678	$308,236	$572,109	$560,230
(1) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the three and nine months ended March 31, 2023.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and nine months ended March 31, 2023 and nine months ended March 31, 2022 because the effect would have been anti-dilutive.
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
Foreign currency sensitivity
A sensitivity analysis performed on our hedging portfolio as of March 31, 2023 and June 30, 2022 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the Australian dollar applicable to our business would decrease or increase the fair value of our foreign currency contracts by $39.5 million and $38.2 million, respectively.
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
A sensitivity analysis performed on interest rate swaps as of March 31, 2023 and June 30, 2022 indicated that a hypothetical 100 basis point increase in interest rates would increase the market value of our interest rate swap by $12.5 million and $17.6 million, respectively, and a hypothetical 100 basis point decrease in interest rates would decrease the market value of our interest rate swap by $14.4 million and $18.8 million, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of March 31, 2023, we had cash and cash equivalents totaling $2.0 billion and short-term investments totaling $10.0 million.
A sensitivity analysis performed on our portfolio as of March 31, 2023 and June 30, 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates did not have a material impact to market value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Equity Price Risk
We are also exposed to equity price risk in connection with our equity investments. Our marketable equity investments are susceptible to market price risk from uncertainties about future values of the investment securities. As of March 31, 2023 and June 30, 2022, our marketable equity investments are fair valued at $21.1 million and $30.8 million, respectively. A hypothetical 10% increase or decrease in the respective share prices of our equity investments as of March 31, 2023 and June 30, 2022 would increase or decrease the fair value of our marketable equity investments by $2.1 million and $3.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming us and certain of our officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of our securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in this lawsuit.
In March and April 2023, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of our board of directors and certain of our officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; and Keane v. Cannon-Brookes, Case No. 1:23-cv-00399. We are named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to our disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief on our behalf. The defendants intend to seek to consolidate these cases and to stay them until resolution of the Putative Class Action. The defendants also intend to deny the allegations of wrongdoing and vigorously defend against the claims in these lawsuits.
In addition to the matters discussed above, from time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While we do not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on our financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. For the periods presented, we have not recorded any liabilities as a result of the litigation or other legal proceedings in our condensed consolidated financial statements.
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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, intellectual property, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factors summary does not contain all of the information that may be important to you, and you should read this risk factors summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, those listed below.

•Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
•We may not be able to sustain our revenue growth rate or achieve profitability in the future.

•The continuing global economic and geopolitical volatility, the COVID-19 pandemic, increased inflation, including any associated economic and social impacts, and measures taken in response to these events, could harm our business and results of operations.
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
We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the recent weakening economic conditions. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, beginning in the first quarter of FY23, we have seen growth from existing customers moderate, which we believe is due to customers being impacted by weakening economic conditions. Additionally, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. If a significant portion of our customers do not transition to our Cloud or Data Center offerings, our revenue growth rates and profitability may be negatively impacted.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, the Russian invasion of Ukraine in 2022 has led to further economic disruptions. The conflict has increased inflationary pressures and supply chain constraints, which have negatively impacted the global economy. Inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and 2023 and may continue to do so in the future. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions.
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
Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses and to industries that may be disproportionately impacted by the COVID-19 pandemic. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and slowing economic conditions have contributed to the recent failure of banking institutions, such as Silicon Valley Bank and

First Republic Bank. While we have not had any direct exposure to recently failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.
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
Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies, such as artificial intelligence (“AI”) and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
Our recent restructuring may not result in anticipated alignment with customer needs and business priorities or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On March 6, 2023, we announced a plan to reduce our global headcount by approximately 5% and to reduce our office space. These actions are part of our initiatives to better position ourselves to execute against our largest growth opportunities. This includes continuing to invest in strategic areas of the business, aligning talent to best meet customer needs and business priorities, and consolidating our leases for purposes of optimizing operational efficiency. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these actions. We may not realize, in full or in part, the anticipated benefits from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies from the restructuring, we may need to undertake additional restructuring activities, and our operating results and financial condition could be adversely affected.
Furthermore, our restructuring efforts may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in unplanned additional expenses to ensure adequate resourcing or harm our productivity. Our restructuring could also harm our ability to attract and retain qualified personnel who are critical to our business, the failure of which could adversely affect our business.
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
•the number of new employees added or, conversely, reductions in force;
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
Legal, regulatory, social and ethical issues relating to the use of new and evolving technologies, such as AI and machine learning, in our offerings may result in reputational harm and liability.
We are building AI and machine learning into our products. The rapid evolution of AI and machine learning will require the application of resources to develop, test and maintain our products and services to help ensure that AI and machine learning are implemented ethically in order to minimize unintended, harmful impact. Failure to properly do so may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and machine learning. As with many cutting-edge innovations, AI and machine learning present new risks and challenges. Existing laws and regulations may apply to us or our vendors in new ways and new laws and regulations may be instituted, the effects of which are difficult to predict. The risks and challenges presented by AI and machine learning could undermine public confidence in AI and machine learning, which could slow its adoption and affect our business. If we enable or offer AI and machine learning products that draw controversy due to their perceived or actual impact on human rights, intellectual property, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin as we expand generative AI into our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area. Employees, customers, or customers’ customers who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and machine learning may express opinions that could introduce reputational or business harm, or legal liability.
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

The expected benefits of the U.S. Domestication may not be realized.
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
As we further transition to selling our products via our Cloud offerings, continue to collect more personal and sensitive information, and operate in more countries, our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and may contain bugs, vulnerabilities, or defects that could pose data security risks. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products may be subject to vulnerabilities in the third-party software on which we rely. For example, in December 2021, a vulnerability in a widely-used open-source software application, known as Apache Log4j, was identified that could have allowed bad actors to remotely access a target, potentially stealing data or taking control of a target’s system. We promptly worked to remediate vulnerabilities related to Apache Log4j in our products while working with our partners to ensure the same. While this issue has not materially affected our business, reputation or financial results, there is no guarantee that our actions effectively remediated the vulnerabilities and there is no assurance that other incidents could not occur in the future with a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
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
We rely heavily on our network infrastructure and information technology systems for our business operations, and our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. In addition, we rely almost exclusively on our websites for the downloading of, and payment for, all our products. We have experienced, and may in the future experience, disruptions, data loss and corruption, outages and other performance problems with our infrastructure and websites due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. In some instances, we have not been able to, and in the future may not be able to, identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and websites become more complex and our user traffic increases.
If our products and websites are unavailable, if our users are unable to access our products within a reasonable amount of time, or at all, or if our information technology systems for our business operations experience disruptions, delays or deficiencies, our business could be harmed. Moreover, we provide service level commitments under certain of our paid customer cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, in April 2022, a very small subset of our customers experienced a full outage across their Atlassian cloud products due to a faulty script used during a maintenance procedure. While we restored access for these customers with minimal to no data loss, these affected customers experienced disruptions in using our cloud products during the outage. We incurred certain costs associated with offering service level credits and other concessions to these customers, although the overall impact did not have a material impact on our results of operations or financial condition. However, other future events like this may materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
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
We expect that there will continue to be new proposed laws and regulations around the globe and we cannot yet determine the full impact these developments may have on our business, nor assure ongoing compliance with all such laws or regulations. For example, countries are considering legal frameworks on AI, which is a trend that may increase now that the European Commission (the “EC”) of the European Union (the “EU”) has proposed the first such framework. The interpretation and application of these laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. Any inability to adequately address privacy and data security concerns or comply with applicable privacy or data security laws, regulations and policies could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
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
Certain privacy legislation restricts the cross-border transfer of personal data and some countries have introduced or are currently considering legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data, outside of that country. Specifically, the EEA and UK data protection laws generally prohibit the transfer of personal data to third countries, including to the U.S., unless the transfer is to an entity established in a third country deemed to provide adequate protection or the parties to the transfer implement supplementary safeguards and measures to protect the transferred personal data. Currently, where we transfer personal data from the EEA and the UK to third countries outside the EEA and UK that are not deemed to be “adequate,” such as the U.S., we rely on standard contractual clauses (“SCCs”) (a standard form of contract approved by the EC as an adequate personal data transfer mechanism, and potential alternative to the EU-U.S. Privacy Shield Framework (“Privacy Shield”)).
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgement is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, we are in ongoing negotiations with the ATO to establish a unilateral APA relating to our transfer pricing arrangements between Australia and the U.S., and have recorded a related uncertain tax position. Although the Company’s recorded tax reserves are the best estimate of its liabilities, differences may occur in the future, depending on resolution of the APA negotiations. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, the TCJA, signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal year 2023 tax year. The TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. The IRA, signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
The OECD has proposed significant changes to the international tax law framework in the form of the Pillar Two proposal. The proposal aims to provide a set of coordinated rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions and to ensure that they pay a minimum level of tax on their global income. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position. A number of countries have agreed to implement the proposal including the members states of the EU, which have agreed to implement the proposal by December 31, 2023. Pillar Two has not yet been enacted in a majority of countries and we will continue to monitor developments in this area and assess the impact to our business.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of March 31, 2023, stockholders who hold our Class B Common Stock collectively hold approximately 88% of the voting power of our outstanding share capital and in particular, our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 88% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•additional shares of Class A Common Stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
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
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In February 2023, a purported securities class action complaint was filed against us in federal court. Our involvement in this or other securities litigation could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations and financial condition.
Substantial future sales of our Class A Common Stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2023, we had 151,064,698 outstanding shares of Class A Common Stock and 106,179,557 outstanding shares of Class B Common Stock.
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
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons, both of which we have done; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
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
•imposition of travel restrictions, prohibitions of non-essential travel, modifications of employee work locations, or cancellation or reorganization of certain sales and marketing events as a result of pandemics or public health emergencies, such as the COVID-19 pandemic;
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
Natural disasters, pandemics, such as the COVID-19 pandemic, other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence and operations in the San Francisco Bay Area, California and Australia. The west coast of the U.S. contains active earthquake zones and is often at risk from wildfires. Australia has recently experienced significant wildfires and flooding that have impacted our employees. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack in any of the regions or localities in which we operate, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
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
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in Sydney, Australia, the San Francisco Bay Area, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and cloud-based services. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel (particularly with AI and machine learning backgrounds) has been, and we expect it to continue to be, challenging. In addition, our rebalancing in March 2023, and any future rebalancing efforts intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of our Class A Common Stock for the three months ended March 31, 2023 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$1,000,000
February 2023	—	—	—	1,000,000
March 2023	226	158.38	226	964,287
Total	226		226

(1)    In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
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

ATLASSIAN CORPORATION

Date: May 5, 2023	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)