Form 10-K
period 2023-06-30
Atlassian Corp
filed 2023-08-18
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37651

Atlassian Corporation
(Exact name of registrant as specified in its charter)

Delaware	88-3940934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Bush Street, 13th Floor
San Francisco, California 94104
(Address of principal executive offices and Zip Code)

(415) 701-1110
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	TEAM	Nasdaq Global Select Market
Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $19.1 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of August 11, 2023, there were 153,294,929 shares of the registrant’s Class A Common Stock and 104,085,737 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended June 30, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ANNUAL REPORT

EXPLANATORY NOTE
On September 30, 2022, Atlassian Corporation Plc, a public company limited by shares, incorporated under the laws of England and Wales, completed a redomestication, which was approved by the shareholders of Atlassian Corporation Plc, resulting in Atlassian Corporation, a Delaware corporation, becoming our publicly traded parent company (the “U.S. Domestication”). Immediately prior to the effective time of the U.S. Domestication, existing shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms. As a result, all outstanding shareholders of Atlassian Corporation Plc became common stockholders of Atlassian Corporation. Throughout this Annual Report on Form 10-K, references to “Atlassian,” the “Company,” “our,” “we” and “us” (i) for periods until the completion of the U.S. Domestication, refer to Atlassian Corporation Plc and (ii) for periods at or after the completion of the U.S. Domestication, refer to Atlassian Corporation. Also, throughout this Annual Report on Form 10-K, we refer to our equity securities (i) for periods until the completion of the U.S. Domestication, as ordinary shares and (ii) for periods at or after the completion of the U.S. Domestication, as shares of common stock.
INTRODUCTION
Our consolidated financial statements are presented in U.S. dollars. All references in this Annual Report on Form 10-K to “$,” “U.S. $,” “U.S. dollars” and “dollars” mean U.S. dollars, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that articulate our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•Our future financial performance, including our revenues, cost of revenues, gross profit or gross margin and operating expenses;
•The sufficiency of our cash and cash equivalents to meet our liquidity needs;
•Our ability to increase the number of customers using our software;
•Our ability to attract and retain customers to use our products and solutions;
•Our ability to develop new products and enhancements to our existing products;
•Our ability to successfully expand in our existing markets and into new markets;
•Our ability to effectively manage our growth and future expenses;
•Our ability to prevent security breaches and unauthorized access to customer data;
•Our ability to maintain, protect and enhance our intellectual property;
•Our ability to grow our Cloud offerings, including the impact of customers transitioning from perpetual licenses to subscription licenses;
•Our future growth and profitability;
•Our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
•Our ability to attract and retain qualified employees and key personnel;
•The effects of our rebalancing of resources;
•The effects of our program to repurchase shares of our outstanding Class A Common Stock;

•Future acquisitions of, or investments in, complementary companies, products, services or technologies; and
•The impact of general economic conditions, such as inflation and related interest rate increases, political and social unrest, armed conflict, natural disasters, climate change, diseases and pandemics, and any associated economic downturn, on our results of operations and financial performance.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or investments.

PART I
ITEM 1. BUSINESS
Company Overview
Our mission is to unleash the potential of every team.
Our products help teams organize, discuss and complete shared work — delivering superior outcomes for their organizations.

Our primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, Trello for capturing and adding structure to fluid, fast-forming work for teams, Jira Service Management for team service, management and support applications, Jira Align for enterprise agile planning, and Bitbucket for code sharing and management. Together, our products form an integrated system for organizing, discussing and completing shared work, becoming deeply entrenched in how teams collaborate and how organizations run. The Atlassian platform is the common technology foundation for our products that drives connection between teams, information, and workflows. It allows work to flow seamlessly across tools, automates the mundane so teams can focus on what matters, and enables better decision-making based on the data customers choose to put into our products.

Our products serve teams of all shapes and sizes, in virtually every industry. Our pricing strategy is unique within the enterprise software industry because we transparently share our affordable pricing online for most of our products and we generally do not follow the practice of opaque pricing and ad hoc discounting. By delivering high-value, low cost products in pursuit of customer volume, and targeting every organization, regardless of size, industry, or geography we are able to operate at unusual scale for an enterprise software company, with more than 260,000 customers across virtually every industry sector in approximately 200 countries as of June 30, 2023.

To reach this expansive market, we primarily distribute and sell our products directly online and indirectly through solutions partners, with limited traditional enterprise sales infrastructure. We offer a self-service, high-velocity, low-friction distribution model that makes it easy for customers to try, adopt and use our products. By making our products powerful, simple to try, easy to adopt, and affordable to purchase we generate demand from word-of-mouth and viral expansion within organizations rather than having to solely rely on a traditional enterprise sales infrastructure. Our indirect sales channel of solution partners and resellers primarily focus on customers in regions that require local language support and other customized needs. We plan to continue to invest in our partner programs to help us enter and grow in new markets, complementing our high-velocity, low-friction approach.

Our product strategy, investment in innovation, distribution model, dedication to customer value and company culture work in concert to create unique value for our customers and competitive advantages for our Company.

Our mission is possible with deep investment in product development to create and refine high-quality and versatile products that users love. We invest significantly more in research and development activities than in traditional sales activities relative to other enterprise software companies. These investments in developing and continually improving our versatile products and platform help teams achieve their full potential.
Our Product Strategy
We have developed and acquired a broad portfolio of products that help teams large and small to organize, discuss, and complete their work in a new way that is coordinated, efficient and innovative. Our products serve the needs of teams of software developers, information technology ("IT”) professionals, and knowledge workers. While our products can provide a range of distinct functionality to users, they share certain core attributes:
•Built for Teams - Our products are singularly designed to help teams work better together and achieve more. We design products that help our customers collaborate more effectively, be more transparent, and operate in a coordinated manner.
•Easy to Adopt and Use - We invest significantly in research and development to enable our products to be both powerful and easy to use. Our software is designed to be accessed from the internet and immediately put to work. By reducing the friction that usually accompanies the purchasing process of business software and eliminating the need for complicated and costly implementation and training, we believe we attract more people to try, use, derive value from, and buy our software.
•Versatile and Adaptable - We design simple products that are useful in a broad range of workflows and projects. We believe that our products can improve any process involving teams, multiple work streams, and deadlines. For example, Jira Software, which enables software teams to plan, build, and ship code, is also used by thousands of our customers to manage workflows related to product design, supply chain management, expense management, and legal document review.
•Integrated - Our products are integrated and designed to work well together. For example, the status of an IT service ticket generated in Jira Service Management can be viewed in Confluence, providing visibility to business stakeholders.
•Open - We are dedicated to making our products open and interoperable with a range of other platforms and applications, such as Microsoft, Zoom, Slack, Salesforce, Workday, and Dropbox. In order to provide a platform for our partners and to promote useful products for our users, we developed the Atlassian Marketplace, an online marketplace that features thousands of apps created by a growing global network of independent developers and vendors. The Atlassian Marketplace provides customers a wide range of apps they can use to extend or enhance our products, further increasing the value of our platform.
Our Distribution Model
Our high-velocity, low-friction distribution model is designed to drive exceptional customer scale by making products that are free to try and affordable to purchase online. We prioritize product quality, automated distribution, transparent pricing, and customer service over a costly traditional sales infrastructure. We primarily rely on word-of-mouth and low-touch demand generation to drive trial, adoption, and expansion of our products.
The following are key attributes of our unique model:
•Innovation-driven - Relative to other enterprise software companies, we invest significantly in research and development rather than marketing and sales. Our goal is to focus our spending on new product and feature development, measures that improve quality, ease of adoption, and expansion, and create organic customer demand for our products. We also invest in ways to automate and streamline distribution and customer support functions to enhance our customer experience and improve our efficiency.
•Simple and Affordable - We offer our products at affordable prices in a simple and transparent format. For example, a customer can use a free version of our products, which includes the core functionality of our standard edition, for a certain number of users. In addition, a customer coming to our website can evaluate and purchase a Jira Software subscription, for 10 users or 50,000+ users, based on a transparent list price, without any interaction with a sales person. This approach, which stands in contrast to the opaque and complex pricing plans offered by most traditional enterprise software vendors, is designed to complement the easy-to-use, easy-to-adopt nature of our products and accelerate adoption by large volumes of new customers.
•Organic and Expansive - Our model benefits significantly from customer word-of-mouth driving traffic to our website. The vast majority of our transactions are conducted on our website, which drastically reduces our customer acquisition costs. We also benefit from distribution leverage via our network of solution partners, who resell and customize our products. Once we have landed within a customer team, the networked nature and flexibility of our products tend to lead to adoption by other teams and departments, resulting in user growth, new use cases, and the adoption of our other products.
•Scale-oriented - Our model is designed to generate and benefit from significant customer scale and our goal is to maximize the number of individual users of our software. With more than 260,000 customers using our software today, we are able to reach a vast number of users, gather insights to continually improve our offerings, and generate revenue growth by expanding within our customer accounts. Many of our customers started as significantly smaller customers and we have demonstrated our ability to grow within our existing customer base. Our products drive mission-critical workflows within customers of all sizes, including enterprise customers. We offer enhanced capabilities in the premium and enterprise editions of our products, and we efficiently evolve our expansion sales motion within these larger customers. Ultimately, our model is designed to serve customers large and small and to benefit from the data, network effects, and customer insights that emerge from such scale.

•Data-driven - Our scale and the design of our model allows us to gather insights into and improve the customer experience. We track, test, nurture and refine every step of the customer journey and our users' experience. This allows us to intelligently manage our funnel of potential users, drive conversion and expansion, and promote additional products to existing users. Our scale enables us to experiment with various approaches to these motions and constantly tune our strategies for user satisfaction and growth.
Our Products
We offer a range of team collaboration products, including:
•Jira Software and Jira Work Management for project management;
•Confluence for team collaboration, content creation and sharing;
•Jira Service Management for team service and support applications;
•Trello for capturing and adding structure to fluid, fast-forming work for teams;
•Jira Align for enterprise agile planning and value stream management;
•Bitbucket for source code management;
•Atlassian Access for enterprise-grade security and centralized administration; and
•Jira Product Discovery for prioritization and product roadmapping.
These products can be deployed by users in the cloud and many of our products can be deployed behind the firewall on the customers’ own infrastructure.
Jira Software and Jira Work Management. Jira Software and Jira Work Management provide a sophisticated and flexible project management system that connects technical and business teams so they can better plan, organize, track and manage their work and projects. Jira’s flexible ways to view work, customizable dashboards and automation, and powerful reporting features keep distributed teams aligned and on track.
Confluence. Confluence provides a connected workspace that organizes knowledge across all teams to move work forward. As a content collaboration hub, Confluence enables teams to create pages, ideate on projects, and better connect and visualize work. Through Confluence’s rich features, our customers can create and share their work - meeting notes, blogs, display images, data, roadmaps, code, and more - with their team or guests outside of their organization. Confluence’s collaborative capabilities enable teams to streamline work and stay focused.
Jira Service Management. Jira Service Management is an intuitive and flexible service desk product for creating and managing service experiences for a variety of service team providers, including IT, legal, and HR teams. Jira Service Management features an elegant self-service portal, best-in-class team collaboration, ticket management, integrated knowledge, asset and configuration management, service level agreement support, and real-time reporting.
Trello. Trello is a collaboration and organization product that captures and adds structure to fluid, fast-forming work for teams. A project management application that can organize your tasks into lists and boards, Trello can tell users and their teams what is being worked on, by whom, and how far along the task or project is. At the same time, Trello is extremely simple and flexible, which allows it to serve a vast number of other collaboration and organizational needs.
Jira Align. Jira Align is Atlassian’s enterprise agility solution designed to help businesses quickly adapt and respond to dynamic business conditions with a focus on value-creation. Through data-driven tools, Jira Align makes cross-portfolio work visible, so leaders can identify bottlenecks, risks, and dependencies, and execution is aligned to company strategy.
Bitbucket. Bitbucket is an enterprise-ready Git solution that enables professional dev teams to manage, collaborate on, and deploy quality code.
Atlassian Access. Atlassian Access is an enterprise-wide product for enhanced security and centralized administration that works across every Atlassian cloud product.
Jira Product Discovery. Jira Product Discovery is a prioritization and roadmapping tool. It helps transform product management into a team sport, empowering product teams to bring structure to chaos, align stakeholders on strategy and roadmaps, and bridge the gap between business and tech teams so they can build products that make an impact - all in Jira.
Other Products
We also offer additional products, including Atlas, Bamboo, Crowd, Crucible, Fisheye, Opsgenie, Sourcetree, Statuspage, and Atlassian cloud apps.
Our Technology, Infrastructure and Operations
Our products and technology infrastructure are designed to provide simple-to-use and versatile products with industry-standard security and data protection that scales to organizations of all sizes, from small teams to large organizations with thousands of users. Maintaining the security and integrity of our infrastructure is critical to our business. As such, we leverage standard security and monitoring tools to ensure performance across our network.
The Atlassian Cloud Platform
The Atlassian platform is the foundation of our cloud solutions, connecting software developers, IT, and business teams. It is designed to break down information silos with cross-product experiences and flexible integrations and ensures that data remains secure, compliant, private, and available with enterprise-grade centralized admin visibility and controls. It enables modern and connected experiences across teams, tools, workflows, and data, including collaboration, analytics, automation, and artificial intelligence capabilities.
Our strategy is to build more common services and functionality shared across our platform. This approach allows us to develop and introduce new products faster, as we can leverage common foundational services that already exist. This also allows our products to more seamlessly integrate with one another, and provides customers better experiences when using multiple products.
The Atlassian platform is extensible, meaning teams have the freedom to add, integrate, customize, or build new functionality on the Atlassian platform as needed. New apps can be found on the Atlassian Marketplace or can be developed using Forge, our cloud app development platform or Atlassian Connect, a development framework for extending Atlassian cloud products.
The Atlassian Marketplace and Ecosystem
The Atlassian Marketplace is a hosted online marketplace for free and purchasable apps to enhance our products. The Atlassian Marketplace offers thousands of apps from a large and growing ecosystem of third-party vendors and developers.
We offer the Atlassian Marketplace to customers to simplify the discovery and purchase of add-on capabilities for our products. Additionally, it serves as a platform for third-party vendors and developers to more easily reach our customer base, while also streamlining license management and renewals. In fiscal year 2023, the Atlassian Marketplace generated over $700 million in purchases of third-party apps.
Atlassian Ventures makes investments in the developer ecosystem, including cloud apps in the Atlassian Marketplace, integrations with our product suite, and deeper strategic partnerships that create shared customer value.
Forge is our cloud app development platform designed to standardize how Atlassian cloud products are customized, extended, and integrated. Developers can rely on Forge’s hosted infrastructure, storage, and function-as-a-service to build new cloud apps for themselves or for the Atlassian Marketplace.
Research and Development
Our research and development organization is primarily responsible for the design, development, testing and delivery of our products and platform. It is also responsible for our customer services platforms, including billing and support, our Marketplace platform, and marketing and sales systems that power our high-velocity, low friction distribution model.
As of June 30, 2023, over 50% of our employees were involved in research and development activities. Our research and development organization consists of flexible and dynamic teams that follow agile development methodologies to enable rapid product releases across our various products and deployment options. In addition to investing in our internal development teams, we invest heavily in our developer ecosystem to enable external software developers to build features and solutions on top of our platform. Given our relentless focus on customer value, we work closely with our customers to develop our products and have designed a development process that incorporates the feedback that matters most from our users. From maintaining an active online community to measuring user satisfaction for our products, we are able to address our users’ greatest needs. We released new products, versions, features, and cloud platform capabilities to drive existing customer success and expansion as well as attract new customers to our products. We will continue to make significant investment in research and development to support these efforts.
Customers
We pursue customer volume, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with more than 260,000 customers across virtually every industry sector in approximately 200 countries as of June 30, 2023. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
We take a long-term view of our customer relationships and our opportunity. We recognize that users drive the adoption and proliferation of our products and, as a result, we focus on enabling a self-service, low-friction distribution model that makes it easy for users to try, adopt, and use our products. We are relentlessly focused on measuring and improving user satisfaction as we know that one happy user will beget another, thereby expanding the large and organic word-of-mouth community that helps drive our growth.
Sales and Marketing
Sales
Our website is our primary forum for sales and supports thousands of commercial transactions daily. We share a wide variety of information directly with prospective customers, including detailed product information and product pricing. Over the years, we have grown our sales force to augment our sales motion. Our sales team primarily focuses on expanding the relationships with our largest existing customers. We do not solely rely on a traditional, commissioned direct sales force because our sales model focuses on enabling customer self-service, data-driven targeting and automation. We focus on allowing purchasing to be completed online through an automated, easy-to-use web-based process that permits payment using a credit card or bank/wire transfer.
We also have a global network of solution partners with unique expertise, services and products that complement the Atlassian portfolio, such as deployment and customization services, localized purchasing assistance around currency, and language and specific in-country compliance requirements. Sales programs consist of activities and teams focused on supporting our solution partners, tracking channel sales activity, supporting and servicing our largest customers by helping optimize their experience across our product portfolio, helping customers expand their use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
Marketing
Our go-to-market approach is driven by the strength and innovation of our products and organic user demand. Our model focuses on a land-and-expand strategy, automated and low-touch customer service, superior product quality, and disruptive pricing. We make our products free to try and easy to set up, which facilitates rapid and widespread adoption of our software. Our products are built for teams, and thus have natural network effects that help them spread organically, through word-of-mouth, across teams and departments. This word-of-mouth marketing increases as more individual users and teams discover our products.
Our marketing efforts focus on growing our company brand, building broader awareness and increasing demand for each of our products. We invest in brand and product promotion, demand generation through direct marketing and advertising, and content development to help educate the market about the benefits of our products. We also leverage insights gathered from our users and customers to improve our targeting and ultimately the return-on-investment from our marketing activities. Data-driven marketing is an important part of our business model, which focuses on continuous product improvement and automation in customer engagement and service.
Our Competition

Our products serve teams of all shapes and sizes in every industry, from software and technical teams to IT and service teams, to a broad array of business teams.
Our competitors range from large technology vendors to new and emerging businesses in each of the markets we serve:
•Software Teams - Our competitors include large technology vendors, including Microsoft (including GitHub) and IBM, and smaller companies like Gitlab that offer project management, collaboration and developer tools.
•IT Teams - Our competitors range from cloud vendors, including ServiceNow, PagerDuty, and Freshworks, to legacy vendors such as BMC Software (Remedy) that offer service desk solutions.
•Business Teams - Our competitors range from large technology vendors, including Microsoft and Alphabet, that offer a suite of products, to smaller companies like Asana, Monday.com, Notion and Smartsheet, which offer point solutions for team collaboration.
In most cases, due to the flexibility and breadth of our products, we co-exist within our own customer base alongside many of our competitors’ products, such as Microsoft, Gitlab, ServiceNow and Asana.
The principal competitive factors in our markets include product capabilities, flexibility, total cost of ownership, ease of access and use, performance and scalability, integration, customer satisfaction and global reach. Our product strategy, distribution model and company culture allow us to compete favorably on all these factors. Through our focus on research and development we are able to rapidly innovate, offer a breadth of products that are easy to use yet powerful, are integrated and delivered through multiple deployment options from the cloud to highly scalable data center solutions. Our high-velocity, low-friction online distribution model allows us to efficiently reach customers globally, and we complement this with our network solution partners and sales teams that focus on expansion within our largest customers. Our culture enables us to focus on customer success through superior products, transparent pricing and world-class customer support.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions governing access to our proprietary technology.
We registered ‘‘Atlassian’’ as a trademark in the United States, Australia, the EU, Russia, China, Japan, Switzerland, Norway, Singapore, Israel, Korea, and Canada, as well as other jurisdictions. We have also registered or filed for trademark registration of product-related trademarks and logos in the United States, Australia, the EU, Brazil, Russia, India, and China, and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.
As of June 30, 2023, we had 386 issued patents and have over 250 applications pending in the United States. We also have a number of patent applications pending before the European Patent Office. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We are the registered holder of a variety of domain names that include ‘‘Atlassian’’ and similar variations.
In addition to the protection provided by our registered intellectual property rights, we protect our intellectual property rights by imposing contractual obligations on third parties who develop or access our technology. We enter into confidentiality agreements with our employees, consultants, contractors and business partners. Our employees, consultants and contractors are also subject to invention assignment agreements, pursuant to which we obtain rights to technology that they develop for us. We further protect our rights in our proprietary technology and intellectual property through restrictive license and service use provisions in both the general and product-specific terms of use on our website and in other business contracts.
Governmental Regulations
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, AI and machine learning, corporate governance, tax, government contracting, trade, antitrust and competition, employment, import/export, and anti-corruption. Compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, or otherwise have an adverse effect on our business, reputation, financial condition, and operating results. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management
Our employees are our greatest asset and we strive to foster a collaborative, productive and fun work environment. As of June 30, 2023, 2022 and 2021, we had 10,726, 8,813, and 6,433 employees, respectively.
In addition to focusing on building and maintaining a strong culture and talent recruitment and development approaches, we also invest in additional areas that help us attract and retain a talented, global, and distributed workforce that reflects our core values and drives positive value for our customers. This includes sustainability; diversity, equity, and inclusion; and competitive total rewards including benefits and perks and our distributed work approach, Team Anywhere. This has led to external recognition for our workplace and Company.
Our Culture
Our company culture is exemplified by our core values:
The following are the key elements of our corporate culture that contribute to our ability to drive customer value and achieve competitive differentiation:
•Openness and Innovation - We value transparency and openness as an organization. We believe that putting product pricing and documentation online promotes trust and makes customers more comfortable engaging with our low-touch model. In addition, we are dedicated to innovation and encourage our employees to invent new capabilities, applications, uses, and improvements for our software. We run our Company using our own products, which promotes open communication and transparency throughout the organization.
•Dedication to the Customer - Customer service and support is at the core of our business. Our customer support teams strive to provide unparalleled service to our customers. We also encourage our service teams to build scalable, self-service solutions that customers will love, as we believe superior service drives greater customer happiness, which in turn breeds positive word-of-mouth.
•Team-driven - As our mission is to unleash the potential of every team, we value teamwork highly. We encourage our employees to be both team oriented and entrepreneurial in identifying problems and inventing solutions. Dedication to teamwork starts at the top of our organization with our unique co-CEO structure, and is celebrated throughout our Company.
•Long-term Focused - We believe that we are building a company that can grow and prosper for decades to come. Our model, in which we expand across our customers’ organizations over time, requires a patient, long-term approach, and a dedication to continuous improvement. This is exemplified by our investment in research and development, which is significant relative to traditional software models and is designed to drive the long-term sustainability of our product leadership. Given the choice between short-term results and building long-term scale, we choose the latter.

Sustainability and Diversity, Equity and Inclusion
Atlassian’s Sustainability strategy is focused on the Company’s impact on our planet, people, customers, and communities. Atlassian has set science-based targets to achieve net zero emissions by 2040, invested in a diversity, equity, and inclusion program, committed to respecting human rights, and laid out guiding principles on responsible technology.
Atlassian’s diversity, equity, and inclusion strategy is focused on building a diverse Atlassian team, ensuring equitable outcomes for all, and fostering inclusive experiences through nine remote-first employee resource groups.
For more about our strategy, progress, and workforce and emissions data, please view our annual Sustainability Reports on the corporate social responsibility portion of our website, under the “About us” section. The contents of, or accessible through, our website are not incorporated into this filing.
Distributed Work and Other Benefits and Perks
Team Anywhere is Atlassian’s approach to distributed work: Employees can work from home, the office, or a combination of the two within 13 countries in which the Company has legal entities, with the option to work outside of an employee’s “home base” for short periods each year. This approach allows for greater flexibility for our employees, opens up new talent pools beyond the urban hubs where our offices are located, and imagines new ways of working for both our workforce and customers.
For more about our approach to Team Anywhere, please visit the ways of working portion of our website. The contents of, or accessible through, our website are not incorporated into this filing.
Atlassian offers a variety of perks and benefits to support employees, their families, and to help them engage with local communities. Beyond standard benefits like paid time off and healthcare coverage, offerings include:
•26 weeks of paid leave for birthing parents, 20 weeks of paid parental leave for non-birthing parents, and family formation support;
•Flexible working arrangements;
•Fitness and wellness reimbursements;
•Free and confidential tools for mental wellbeing, coaching, and therapy consultation; and
•Annual learning budget and free online development courses and resources.
For more about our global benefits, please visit the candidate resource hub portion of our website, under the Careers section. The contents of, or accessible through, our website are not incorporated into this filing.
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at https://investors.atlassian.com/financials/sec-filings as soon as reasonably practicable after we file or furnish any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of, or accessible through, these websites are not incorporated into this filing and our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any such risks and uncertainties actually occur, our business, financial condition or results of operations could differ materially from the plans, projections and other forward-looking statements included elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occur, our business, financial condition, or results of operations could be harmed substantially.
Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, intellectual property, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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
•Our quarterly results have fluctuated in the past and may fluctuate significantly in the future and may not fully reflect the underlying performance of our business.
•Our business model relies on a high volume of transactions and affordable pricing. As lower cost or free products are introduced by our competitors, our ability to generate new customers could be harmed.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.
•Our recent restructuring may not result in anticipated alignment with customer needs and business priorities or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
•If our current marketing model is not effective in attracting new customers, we may need to incur additional expenses to attract new customers and our business and results of operations could be harmed.
•Our Credit Facility and overall debt level may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
•Legal, regulatory, social and ethical issues relating to the use of new and evolving technologies, such as AI and machine learning, in our offerings may result in reputational harm and liability.
•If our security measures are breached or unauthorized or inappropriate access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
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
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, beginning in the first quarter of fiscal year 2023, we have seen growth from existing customers moderate, which we believe is due to customers being impacted by weakening economic conditions. Additionally, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. If our customers do not transition from our on-premises offerings to our Cloud or Data Center offerings prior to February 2024, our revenue growth rates and profitability may be negatively impacted.
In addition, we expect expenses to increase substantially in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new products and features for, and enhancements of, our existing products. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we may not be able to achieve profitability as determined under U.S. generally accepted accounting principles (“GAAP”) in future periods. The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.
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
The adverse public health developments of COVID-19, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to increased macroeconomic and market volatility. It has also disrupted the normal operations of many businesses, including ours. Following an initial movement to remote work due to the COVID-19 pandemic, we subsequently announced that most employees will have flexibility to work remotely indefinitely as part of our “Team Anywhere” policy. Our remote-work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity risks and increased costs, and impair our ability to effectively manage our business, which may negatively impact our business, results of operations, and financial condition. We are actively monitoring the impacts of the situation and may continue to adjust our current policies and practices.

Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and slowing economic conditions have contributed to the recent failure of banking institutions, such as Silicon Valley Bank and First Republic Bank. While we have not had any direct exposure to recently failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents, and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.
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
Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, such as artificial intelligence (“AI”) and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
We currently offer and sell both on-premises and Cloud offerings of certain of our products. For these products, our Cloud offering enables quick setup and subscription pricing, while our on-premises offering permits more customization, a perpetual or term license fee structure, and complete application control. Although a substantial majority of our revenue was historically generated from customers using our on-premises products, over time our customers have moved and will continue to move to our Cloud offerings, and our Cloud offerings will become more central to our distribution model. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. We also plan to end maintenance and support for these on-premises versions of our products in February 2024. We may be subject to additional competitive and pricing pressures from our Cloud offerings compared to our on-premises offerings, which could harm our business. Further, revenues from our Cloud offerings are typically lower in the initial year compared to our on-premises offerings, which may impact our near-term revenue growth rates and margins, and we incur higher or additional costs to supply our Cloud offerings, such fees associated with hosting our cloud infrastructure. Additionally, we offered discounts to certain of our enterprise-level on-premises customers to incentivize migration to our Cloud offerings, which impacted our near-term revenue growth. If our customers do not transition from our on-premises offerings to our Cloud or Data Center offerings prior to February 2024, our revenue growth rates and profitability may be negatively impacted. If our Cloud offerings do not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our on-premises products due to our increased focus on our Cloud offerings or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
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
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions, including the impacts on us or our customers, partners and suppliers from inflation and related interest rate increases. We may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or subscriptions or renew their subscriptions or maintenance plans, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
If we are not able to develop new products and enhancements to our existing products that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets. The success of any enhancement to our products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new product that we develop may not be introduced in a timely or cost-effective manner, may contain bugs, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully develop new products, enhance our existing products to meet customer requirements, or otherwise gain market acceptance, our business, results of operations, and financial condition could be harmed.
If we cannot continue to expand the use of our products beyond our initial focus on software developers, our ability to grow our business could be harmed.
Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our products to additional use cases beyond software developers, including information technology and business teams. If we fail to predict customer demands or achieve further market acceptance of our products within these additional areas and teams, or if a competitor establishes a more widely adopted product for these applications, our ability to grow our business could be harmed.
We invest significantly in research and development, and to the extent our research and development investments do not translate into new products or material enhancements to our current products, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to develop new products and enhance our existing products to address additional applications and markets. In fiscal years 2023 and 2022, our research and development expenses were 53% and 46% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business could be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets, it could harm our business and results of operations.
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
In March 2023, we announced a plan to reduce our global headcount by approximately 5% and to reduce our office space. These actions are part of our initiatives to better position ourselves to execute against our largest growth opportunities. This includes continuing to invest in strategic areas of the business, aligning talent to best meet customer needs and business priorities, and consolidating our leases for purposes of optimizing operational efficiency. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of these actions. We may not realize, in full or in part, the anticipated benefits from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies from the restructuring, we may need to undertake additional restructuring activities, and our operating results and financial condition could be adversely affected.
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
We believe that a critical contributor to our success has been our corporate values, which we believe foster innovation, teamwork, and an emphasis on customer-focused results. In addition, we believe that our values create an environment that drives and perpetuates our product strategy and low-cost distribution approach. As we undergo growth in our customers and employee base, transition to a remote-first “Team Anywhere” work environment, and continue to develop the infrastructure of a public company, we may find it difficult to maintain our corporate values. Any failure to preserve our values could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
Our quarterly results have fluctuated in the past and may fluctuate significantly in the future and may not fully reflect the underlying performance of our business.
Our quarterly financial results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow us, the price of our Class A Common Stock could decline substantially. Factors that may cause our revenue, results of operations and cash flows to fluctuate from quarter to quarter include, but are not limited to:
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
•extraordinary expenses such as litigation, tax settlements, adverse audit rulings or other dispute-related settlement payments;
•general economic conditions, such as recent inflation and related interest rate increases, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, and maintenance plans, delay a prospective customer’s purchasing decisions, reduce the value of new license, subscription, or maintenance plans, or affect customer retention;
•the impact of political and social unrest, armed conflict, natural disasters, climate change, diseases and pandemics, and any associated economic downturn, on our results of operations and financial performance;
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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of license, subscription or maintenance revenue for our products, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit, such as is currently the case in the U.S. and abroad. In addition, recent increases in interest rates could make any debt financing that we are able to secure much more expensive than in the past. Our current Credit Facility contains certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Our business model is based in part on selling our products at prices lower than competing products from other commercial vendors. For example, we offer entry-level or free pricing for certain products for small teams at a price that typically does not require capital budget approval and is orders-of-magnitude less than the price of traditional enterprise software. As a result, our software is frequently purchased by first-time customers to solve specific problems and not as part of a strategic technology purchasing decision. We have historically increased, and will continue to increase, prices from time to time. As competitors enter the market with low cost or free alternatives to our products, it may become increasingly difficult for us to compete effectively and our ability to garner new customers could be harmed. Additionally, some customers may consider our products to be discretionary purchases, which may contribute to reduced demand for our offerings in times of economic uncertainty, inflation and related interest rate increases. If we are unable to sell our software in high volume, across new and existing customers, our business, results of operations and financial condition could be harmed.
Our sales model does not rely primarily on a direct enterprise sales force, which could impede the growth of our business.
Our sales model does not rely primarily on traditional, quota-carrying sales personnel. Although we believe our business model can continue to adequately serve our customers without a large, direct enterprise sales force, our viral marketing model may not continue to be as successful as we anticipate, and the absence of a large, direct, enterprise sales function may impede our future growth. As we continue to scale our business, a more traditional sales infrastructure could assist in reaching larger enterprise customers and growing our revenue. Identifying, recruiting, training, and retaining such a qualified sales force would require significant time, expense and attention and would significantly impact our business model. In addition, expanding our sales infrastructure would considerably change our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses and maintain positive free cash flow. If our lack of a large, direct enterprise sales force limits us from reaching larger enterprise customers and growing our revenue, and we are unable to hire, develop, and retain talented sales personnel in the future, our revenue growth and results of operations could be harmed.
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
We operate the Atlassian Marketplace, an online marketplace, for selling third-party, as well as Atlassian-built, apps. We rely on the Atlassian Marketplace to supplement our promotional efforts and build awareness of our products, and we believe that third-party apps from the Atlassian Marketplace facilitate greater usage and customization of our products. If we do not continue to add new vendors and developers, are unable to sufficiently grow the number of cloud apps our customers demand, or our existing vendors and developers stop developing or supporting the apps that they sell on Atlassian Marketplace, our business could be harmed.
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
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-

added services to our customers. For fiscal year 2023, we derived over 40% of our revenue from channel partners’ sales efforts.
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
We have amended our Credit Facility to utilize the Secured Overnight Financing Right (“SOFR”) to calculate the amount of accrued interest on any borrowings in place of London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
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
We are building AI and machine learning into our products. The rapid evolution of AI and machine learning will require the application of resources to develop, test and maintain our products and services to help ensure that AI and machine learning are implemented responsibly in order to minimize unintended, harmful impact. Failure to properly do so may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and machine learning. As with many cutting-edge innovations, AI and machine learning present new risks and challenges. Existing laws and regulations may apply to us or our vendors in new ways and new laws and regulations may be instituted, the effects of which are difficult to predict. The risks and challenges presented by AI and machine learning could undermine public confidence in AI and machine learning, which could slow its adoption and affect our business. If we enable or offer AI and machine learning products that draw controversy due to their perceived or actual impact on human rights, intellectual property, privacy, security, employment, the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data governance practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions, analysis or other outputs that AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin as we expand generative AI into our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. Potential government regulation specifically related to AI may also increase the burden and cost of research and development in this area. For example, countries are considering legal frameworks on AI, which is a trend that may increase now that the European Commission (the “EC”) of the European Union (the “EU”) has proposed the first such framework. Stakeholders and those affected by the development and use of AI and machine learning (including our employees and customers) who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and machine learning may express opinions that could introduce reputational or business harm, or legal liability.
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
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital and our investments have lost value in the past. In addition, we have in the past, and may in the future, continue to deploy material investments in individual investee companies, resulting in the increasing concentration of risk in a small number of companies. Partial or complete loss of investment capital of these individual companies could be material to our financial statements.
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
We expect to incur additional costs related to the U.S. Domestication, including recurring costs resulting from financial reporting obligations of being a “domestic issuer” as opposed to a “foreign private issuer” in the United States.
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
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security measures are breached or unauthorized or inappropriate access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including potentially personal or identifying information. Unauthorized or inappropriate access to, or security breaches of, our products could result in unauthorized or inappropriate access to data and information, and the loss, compromise or corruption of such data and information. In the event of a security breach, we could suffer loss of business, severe reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Our errors and omissions insurance coverage covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all liabilities we may incur.
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, including from state actors, or employee, vendor or contractor error or malfeasance, and other causes. For example, the ongoing Russian invasion of Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against non-Russian companies. Additionally, we have transitioned to a remote-first “Team Anywhere” work environment that may pose additional data security risks.

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
Errors, failures, vulnerabilities, or bugs may occur in our products, especially when updates are deployed or new products are rolled out. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors, failures of products, or other negative consequences in the computing environment into which they are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs have in the past not been, and in the future may not be, found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our products have and could result in negative publicity, loss of or unauthorized access to customer data, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.
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
The European General Data Protection regulation (“GDPR”), which is supplemented by national laws in individual member states and the guidance of national supervisory authorities and the European Data Protection Board, applies to any company established in the European Economic Area (“EEA”) as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, mandatory data breach notification requirements, and extensive obligations on services providers. Non-compliance can trigger steep fines. In addition, the UK has established its own domestic regime with the UK GDPR and amendments to the Data Protection Act, which so far mirrors the obligations in the GDPR, poses similar challenges and imposes substantially similar penalties.
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
Since the CPRA passed, various other states have passed their own comprehensive privacy statutes that share similarities with CCPA and CPRA. Some observers see this influx of state privacy regimes as a trend towards more stringent privacy legislation in the United States, including a potential federal privacy law, all of which could increase our potential liability and adversely affect our business.
We expect that there will continue to be new proposed laws and regulations around the globe and we cannot yet determine the full impact these developments may have on our business, nor assure ongoing compliance with all such laws or regulations. For example, the EEA is in the process of finalizing the e-Privacy Regulation to replace the European e-Privacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). We may face difficulties in marketing to current and potential customers under applicable laws, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base. As rules evolve, we also expect to incur additional costs to comply with new requirements. As another example, countries are considering legal frameworks on AI, which is a trend that may increase now that the EC has proposed the first such framework. The interpretation and application of these laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. Any inability to adequately address privacy and data security concerns or comply with applicable privacy or data security laws, regulations and policies could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
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
Certain privacy legislation restricts the cross-border transfer of personal data and some countries have introduced or are currently considering legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data, outside of that country. Specifically, the EEA and UK data protection laws generally prohibit the transfer of personal data to third countries, including to the U.S., unless the transfer is to an entity established in a third country deemed to provide adequate protection or the parties to the transfer implement supplementary safeguards and measures to protect the transferred personal data. Currently, where we transfer personal data from the EEA and the UK to third countries outside the EEA and UK that are not deemed to be “adequate,” we rely on standard contractual clauses (“SCCs”) (a standard form of contract approved by the EC as an adequate personal data transfer mechanism), and we are certifying with the successor to the EU-U.S. Privacy Shield Framework (“Privacy Shield”).
In the July 16, 2020 case of Data Protection Commissioner v. Facebook Ireland Limited and Maximillian Schrems (“Schrems II”), though the court upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, as per the contractual requirement built into the EC’s new SCCs and the UK equivalent to conduct and document Data Transfer Impact Assessments addressing these issues. The Court of Justice of the European Union (“CJEU”) further stated that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Supervisory authorities have pursued enforcement in cases where they have deemed the level of protection in the destination country to be insufficient.
In July 2023, the EC published its adequacy decision for the EU-U.S. Data Privacy Framework to replace the Privacy Shield, which was invalidated by the CJEU in its Schrems II judgment. Like past transfer frameworks, the new framework is likely to be subject to legal challenges and may be struck down by the CJEU.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, we are in ongoing negotiations with the Australian Taxation Office (“ATO’’) to establish a unilateral advance pricing agreements (‘’APA’’) relating to our transfer pricing arrangements between Australia and the U.S., and we have recorded a related uncertain tax position. Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on resolution of the APA negotiations. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, the Tax Cuts and Jobs Act (“TCJA”), signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal year 2023. The TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
The OECD has proposed significant changes to the international tax law framework in the form of the Pillar Two proposal. The proposal aims to provide a set of coordinated rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions and to implement a 15% global minimum tax. A number of countries have agreed to implement the proposal, including the member states of the EU, which are required to codify the rules into domestic law by December 31, 2023. Pillar Two is progressively being enacted in the many of the countries in which we operate. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.
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
The requirements of being a public company, including additional rules and regulations that we must comply with now that we are no longer a foreign private issuer, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive officers and qualified board members.
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
Additionally, as of September 30, 2022, we are no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. We are also no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq. We are also required to comply with all other rules of Nasdaq applicable to U.S. domestic issuers. In addition, we are required to report our financial results under GAAP, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards.
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
We and our customers are subject to increasing and changing laws and regulations that may expose us to liability and increase our costs.
Federal, state, local and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the technology industry or the industries in which are customers operate, including imposing taxes, fees, or other charges. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators in various jurisdictions have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, the implementation of a cybersecurity Executive Order released in May 2021 may result in further changes and enhancements to compliance and incident reporting standards in order to obtain certain public sector contracts in the future. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed.
Additionally, various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our services outside of the U.S., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. Import, export and economic sanctions laws may also change rapidly due to political events, such as has occurred in response to Russia’s invasion of Ukraine. The exportation, reexportation, and importation of our products, and the provision of services, including by our solution partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws can be time consuming and complex and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations. Changes in import and export laws are occurring in the jurisdictions in which we operate and we may fail to comply with new or changing regulations in a timely manner, which could result in substantial fines and penalties for us and could adversely affect our business, financial condition and results of operation.
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
Finally. as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that we may incorporate into our offerings, such as AI and machine learning, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities.
New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by governments or private entities, changes to or new interpretations of existing laws may result in greater oversight of the technology industry, restrict the types of products and services that we can offer, limit how we can distribute our products, or otherwise cause us to change the way we operate our business. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply.
Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, customers, employees, other stakeholders and regulators concerning environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of June 30, 2023, stockholders who hold our Class B Common Stock collectively hold approximately 87% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 87% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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

The market price of our Class A Common Stock is volatile, has fluctuated significantly in the past, and could continue to fluctuate significantly regardless of our operating performance resulting in substantial losses for our Class A ordinary stockholders.
The trading price of our Class A Common Stock is volatile, has fluctuated significantly in the past, and could continue to fluctuate significantly, regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:
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
•the existence of our program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”) and purchases made pursuant to that program or any failure to repurchase shares as planned, including failure to meet expectations around the timing, price or amount of share repurchases, and any reduction, suspension or termination of our Share Repurchase Program;
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, macroeconomic factors such as inflationary pressures or recession, war, including Russia’s invasion of Ukraine, financial institution instability, incidents of terrorism, or responses to these events.
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In February 2023, a purported securities class action complaint was filed against us and certain of our officers in U.S. federal court. Our involvement in this or other securities litigation could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations and financial condition.
Substantial future sales of our Class A Common Stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2023, we had 152,442,673 outstanding Class A Common Stock and 105,124,103 outstanding convertible Class B Common Stock.
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
•weak economic conditions which could arise in each country or region in which we operate or sell our products, including due to rising inflation or hyperinflation, such as is occurring in Turkey, and related interest rate increases, or general political and economic instability around the world, including as a result of Russia’s invasion of Ukraine;
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
•imposition of travel restrictions, prohibitions of non-essential travel, modifications of employee work locations, or cancellation or reorganization of certain sales and marketing events as a result of pandemics or public health emergencies;
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
Natural disasters, pandemics other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence and operations in the San Francisco Bay Area of California and Australia. The west coast of the U.S. contains active earthquake zones and is often at risk from wildfires. Australia has recently experienced significant wildfires and flooding that have impacted our employees. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack in any of the regions or localities in which we operate, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
Additionally, we rely on our network and suppliers of third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, internal controls, operational support, hosted services and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster, disease or pandemic, or catastrophic event, our ability to conduct normal business operations and deliver products to our customers could be impaired.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, disease or pandemic, or catastrophic event, or if we are unable to successfully execute on those plans, our business and reputation could be harmed.
Climate change may have a long-term impact on our business.
The long-term effects of climate change on the global economy and the technology industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience extended product downtimes, and losses and additional costs to maintain and resume operations.
We depend on our executive officers and other key employees and the loss of one or more of these employees or the inability to attract and retain highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we announced in August 2023 that our current Chief Revenue Officer will step down from his role effective December 31, 2023. In addition, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Co-Chief Executive Officers, or other key employees could harm our business.
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
Given the global nature of our business, we may have diversified U.S. and non-U.S. investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, including from impacts of inflation and Russia’s invasion of Ukraine, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2023, our principal offices consist of approximately 167,000 and 146,000 square feet of leased office facilities in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively. Excluded from this amount is approximately 6,000 square feet and 130,000 square feet in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively, currently available to sublease as we made a decision to consolidate our leases to optimize our real estate footprint in March 2023. We also lease other office facilities around the world, including Austin, Texas and New York, New York, the Netherlands; Japan; the Philippines; India; Poland; and Turkey.
See Note 15, “Restructuring” in the notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our facilities consolidation efforts.
We believe that our existing facilities and offices are adequate to meet our current requirements.
ITEM 3. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming us and certain of our officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of our securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. On May 15, 2023, the Court appointed City of Hollywood Firefighters’ Pension Fund and Oklahoma Firefighters Pension and Retirement System as co-lead plaintiffs (the “Plaintiffs”) in the Putative Class Action and approved their selection of lead counsel. The Plaintiffs filed an amended complaint on July 14, 2023, which alleges the same claims against the same defendants for the same Class Period as the original complaint. The defendants’ motion to dismiss the amended complaint is due by September 8, 2023. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in this lawsuit.

In March and April 2023, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of our board of directors and certain of our officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; and Keane v. Cannon-Brookes, Case No. 1:23-cv-00399. We are named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to our disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief on our behalf. The court has consolidated these cases and stayed them pending resolution of any motions to dismiss in the Putative Class Action. In August 2023, a third stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware asserting substantially the same claims as the previously filed derivative lawsuits discussed above, captioned Azzawi v. Cannon-Brookes, et al., Case No. 1:23-cv-00884. The defendants intend to seek to have this case consolidated and stayed with the previously filed stockholder derivative lawsuits.
In addition to the matters discussed above, from time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While we do not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on our financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. For the periods presented, we have not recorded any liabilities as a result of the litigation or other legal proceedings in our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Class A Common Stock
Our Class A Common Stock is traded on The Nasdaq Global Select Market under the symbol “TEAM.” Our Class B Common Stock is neither listed nor traded.
Stockholders
As of June 30, 2023, there were nine stockholders of record of our Class A Common Stock, including The Depository Trust Company, which holds shares of our Class A Common Stock on behalf of an indeterminate number of beneficial owners. As of June 30, 2023, there were three stockholders of record of our Class B Common Stock.
Dividends
While we have in the past paid limited dividends, we do not have any present or future plan to pay dividends on our shares. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, general business conditions, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed incorporated by reference into any of our other filings under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.
The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq Composite Index, S&P 500 Index, and the Standard & Poor 500 Systems Software Index for each of the last five fiscal years ended June 30, 2018 through June 30, 2023, assuming an initial investment of $100. Data for the Nasdaq Composite Index, the S&P 500 Index, and the Standard & Poor 500 Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
06/30/18
06/30/19
06/30/20
06/30/21
06/30/22
06/30/23
Atlassian Corporation
Nasdaq Composite
S&P 500 Index
S&P 500 Systems Software

	June 30,
	2018	2019	2020	2021	2022	2023
Atlassian Corporation	$100	$209.28	$288.34	$410.86	$299.77	$268.44
Nasdaq Composite	100	106.60	133.93	193.12	146.85	183.59
S&P 500 Index	100	108.22	114.05	158.10	139.25	163.72
S&P 500 Systems Software	100	134.53	197.18	264.57	249.70	333.88
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended June 30, 2023 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2023	238	$158.72	238	$926,591
May 2023	312	146.82	312	880,859
June 2023	204	171.36	204	845,842
Total	753		753

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
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for fiscal years 2023, 2022, and 2021, and year-to-year comparisons between fiscal years 2023 and 2022, and fiscal years 2022, and 2021, in accordance with U.S. generally accepted accounting principles (“GAAP”).
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing under “Financial Statements and Supplementary Data” in Item 8 in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
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
Our mission is possible with a deep investment in product development to create and refine high-quality and versatile products that users love. By making our products affordable for organizations of all sizes and transparently sharing our pricing online for most of our products, we generally do not follow the practice of opaque pricing and ad hoc discounting that is typical in the enterprise software industry. We pursue customer volume, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with more than 260,000 customers across virtually every industry sector in approximately 200 countries as of June 30, 2023. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
To reach this expansive market, we primarily distribute and sell our products online where our customers can get started in minutes without the need for assistance. We focus on enabling a self-service, low-friction model that makes it easy for customers to try, adopt and use our products. By making our products simple, powerful, affordable and easy to adopt, we generate demand from word-of-mouth and viral expansion within organizations.

Our culture of innovation, transparency and dedication to customer service drives our success in implementing and refining this unique approach. We believe this approach creates a self-reinforcing effect that fosters innovation, quality, customer success, and scale. As a result of this strategy, we invest significantly more in research and development activities than in traditional sales activities relative to other enterprise software companies.
A substantial majority of our sales are automated through our website, including sales of our products through our solution partners and resellers. For fiscal year 2023, we derived over 40% of our revenue from channel partners’ sales efforts. Our solution partners and resellers primarily focus on customers in regions that require local language support and other customized needs. We plan to continue to invest in our partner programs to help us enter and grow in new markets, complementing our automated, low-touch approach.
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
Maintenance provides our customers with access to unspecified future updates, upgrades and enhancements and technical product support on an if-and-when-available basis for perpetual license products purchased and operated by our customers on their premises (“Server offerings”). Maintenance revenue combined with our subscription revenue business, through our Cloud and Data Center products, results in a large recurring revenue base. In each of the past three fiscal years, more than 80% of our total revenues have been of a recurring nature from subscription and maintenance fees.
Customers typically pay us maintenance fees annually, at the beginning of each contractual year. We typically recognize revenue on the license portion of term license agreements (Data Center offerings) once the customer obtains control of the license, which is generally upon delivery of the license, and for maintenance and subscriptions, revenue is recognized ratably over the term of the contract. Any invoice amounts or payments received in advance of revenue recognition from subscriptions or maintenance are included in our deferred revenue balance. The deferred revenue balance is influenced by several factors, including customer decisions around the timing of renewals, length of contracts and invoice timing within the period. We no longer sell perpetual licenses or upgrades for our Server offerings and plan to end maintenance and support for these Server offerings in February 2024. We will proactively help our customers transition to other versions of our products with our migration tools and programs, customer support teams, and pricing and packaging options.
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We believe that weakening macroeconomic conditions, in part due to rising inflation, increases in interest rates, Russia’s invasion of Ukraine and remaining effects of the COVID-19 pandemic, have impacted our results of operations during fiscal year 2023. Primarily, we have seen the growth from existing customers moderate during fiscal year 2023. We also saw moderating growth in the rate of conversions from our free to paid products. We believe these events are largely due to customers impacted by weakening economic conditions. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
Restructuring
On March 6, 2023, we announced a rebalancing of resources resulting in the elimination of certain roles impacting about 500 full-time employees, or approximately 5% of the Company’s then-current workforce. These actions are part of our initiatives to accelerate progress against our largest growth opportunities. These actions include continuing to invest in strategic areas of the business, and aligning talent to best meet customer needs and business priorities. In addition, we consolidated our leases, including planned subleasing, of several office spaces, to optimize our real estate footprint. We continue to evaluate our real estate needs and may incur additional charges in the future.

A summary of our restructuring charges for fiscal year 2023 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$1,011	$288	$7,893	$9,192
Research and development	8,279	5,866	29,004	43,149
Marketing and sales	7,069	1,815	14,984	23,868
General and administrative	8,961	2,306	9,418	20,685
Total	$25,320	$10,275	$61,299	$96,894
The execution of these actions, including the related cash payments have been substantially completed as of June 30, 2023. Refer to Note 15, “Restructuring,” to the notes to our consolidated financial statements for additional information.
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
Our customers, as defined in this metric, have generated substantially all of our revenue in each of the periods presented. Including single-user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our more than 260,000 customers. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings and generate growing revenue by expanding within our customer base. No single customer contributed more than 5% of our total revenues during fiscal year 2023.
The following table sets forth our number of customers as of the dates presented:

	As of June 30,
	2023	2022	2021
Number of customers	262,337	242,623	204,754
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for capital expenditures. Management considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used to fund our commitments, repay our debt, and for strategic opportunities, such as reinvesting in our business, making strategic acquisitions, and strengthening our financial position. Free cash flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP, such as GAAP net cash provided by operating activities. In addition, free cash flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Net cash provided by operating activities	$868,111	$821,044	$789,960
Less: Capital expenditures	(25,652)	(70,583)	(31,520)
Free cash flow	$842,459	$750,461	$758,440
Free cash flow increased by $92.0 million during fiscal year 2023 as compared to fiscal year 2022. The increase of free cash flow was primarily attributable to the increase of net cash provided by operating activities and a decrease in capital expenditures. The increase of net cash provided by operating activities was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees, and cash used to pay income taxes.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”
Components of Results of Operations
On September 30, 2022, . Atlassian Corporation Plc, a public company limited by shares, incorporated under the laws of England and Wales, completed a redomestication, which was approved by the shareholders of Atlassian Corporation Plc, resulting in Atlassian Corporation, a Delaware corporation, becoming our publicly traded parent company (the “U.S. Domestication”). In fiscal year 2022 and prior periods, we prepared our financial information in accordance with International Financial Reporting Standards (“IFRS”). As a consequence of becoming a U.S. domestic issuer, beginning with the Quarterly Report on Form 10-Q for the three months ended September 30, 2022, we are required to present our financial information in accordance with GAAP. The below financial information has been prepared in accordance with GAAP. The financial information should not be expected to correspond to figures we have previously presented under IFRS.
Sources of Revenues
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide. We also sell on-premises term license agreements for our Data Center products, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months, with a majority being one month. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center products, we recognize revenue upfront for the portion that relates to the delivery of the term license and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
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
We expect subscription revenue to increase and continue to be our primary driver of revenue growth as our customers continue to migrate to our Cloud and Data Center offerings. Migrating our larger customers to the cloud continues to be one of our most important priorities over the coming year. Consistent with our strategy, our Server business is expected to contract. Maintenance revenue is expected to decline as Server customers migrate to our Cloud and Data Center offerings.
Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software; payment processing fees; consulting and contractors costs, associated with our customer support and infrastructure service teams; amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology; certain IT program fees; and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities. We allocate stock-based compensation based on the expense category in which the employee works. We allocate overhead such as information technology costs, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
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

We expect gross margin to decrease due to the sales mix shift from Server and Data Center offerings to Cloud offerings. This impact will be primarily driven by increased hosting costs as well as additional personnel costs to support migrations and our cloud customers.
Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries and bonuses, stock-based compensation, employee benefit costs, and contractor costs. We allocate overhead such as information technology costs, rent, and occupancy charges in each expense category based on headcount in that category.
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractor costs, contract software development costs, facilities and related overhead costs, certain IT program expenses, and restructuring charges. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expense for our employees, including stock-based compensation, marketing and sales programs, consulting and contractor costs, facilities and related overhead costs, certain IT program expenses, and restructuring charges. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
General and Administrative
General and administrative expenses consist primarily of compensation expense for our employees, including stock-based compensation, for finance, legal, human resources and information technology personnel, consulting and contractor costs, certain IT program expenses, other corporate expenses and facilities and related overhead costs, and restructuring charges.
Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
Net Loss
We incurred a net loss in fiscal year 2023, primarily attributable to growing our team, specifically focusing on adding research and development personnel to drive continued product innovation, as well as investments in infrastructure to support our Cloud offerings, additional tax expenses due to the recognition of reserves for uncertain tax positions, and restructuring charges associated with the rebalancing of resources and lease consolidation. During fiscal years 2022 and 2021, the net loss was primarily attributable to marking to fair value of the exchangeable senior notes (the “Notes”) and related capped call transactions (the “Capped Calls”) and settlements of the Notes and Capped Calls.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” to the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies that we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations may require judgment.
We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. We use judgment in determining the SSP for products and services. We typically determine an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. For all performance obligations other than perpetual and term licenses, we are able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs to estimate the price we would charge if the products and services were sold separately.
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
We assess our privately held debt and equity securities’ strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions and liquidity considerations. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statements of operations and establishing a new carrying value for the investment.
Valuation of Minority Interest in Equity Method Investment
In July 2022, we completed a non-cash sale of our controlling interest in Vertical First Trust (“VFT”) to a third-party buyer. VFT was established for the construction project associated with the Company’s new global headquarters in Sydney, Australia. We retained a minority equity interest of 13% in the form of ordinary shares and have significant influence in VFT. VFT was deconsolidated at the time of the sale, and we accounted for our retained equity interest as an equity method investment in our consolidated financial statements.
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
In the multiple tax jurisdictions in which we operate, our tax returns are subject to routine audit by the Internal Revenue Service, Australian Taxation Office (“ATO”), and other taxation authorities. These audits at times may produce alternative views regarding certain tax positions taken in the year(s) of review. As a result, we record uncertain tax positions, which require recognition at the time when it is deemed more likely than not that the position in question will be upheld. Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.
The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. If not deferred, modified, or repealed, this provision may materially increase future cash taxes.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Fiscal Year Ended June 30,
	2023		2022		2021
Revenues:
Subscription	$2,922,576	83%	$2,096,706	75%	$1,324,064	63%
Maintenance	399,738	11	495,077	18	522,971	25
Other	212,333	6	211,099	7	242,097	12
Total revenues	3,534,647	100	2,802,882	100	2,089,132	100
Cost of revenues	633,765	18	452,914	16	331,850	16
Gross profit	2,900,882	82	2,349,968	84	1,757,282	84
Operating expenses:
Research and development	1,869,881	53	1,291,877	46	932,994	45
Marketing and sales	769,861	22	535,815	19	371,644	18
General and administrative	606,362	17	452,193	16	311,238	14
Total operating expenses	3,246,104	92	2,279,885	81	1,615,876	77
Operating income (loss)	(345,222)	(10)	70,083	3	141,406	7
Other income (expense), net	14,501	—	(501,839)	(19)	(570,393)	(28)
Interest income	49,732	1	2,284	—	7,158	—
Interest expense	(30,147)	(1)	(41,466)	(1)	(92,586)	(4)
Loss before provision for income taxes	(311,136)	(10)	(470,938)	(17)	(514,415)	(25)
Provision for income taxes	(175,625)	(4)	(48,572)	(2)	(64,564)	(3)
Net loss	$(486,761)	(14)%	$(519,510)	(19)%	$(578,979)	(28)%
Fiscal Years Ended June 30, 2023 and 2022
Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$2,922,576	$2,096,706	$825,870	39%
Maintenance	399,738	495,077	(95,339)	(19)
Other	212,333	211,099	1,234	1
Total revenues	$3,534,647	$2,802,882	$731,765	26%
Total revenues increased $731.8 million, or 26%, in fiscal year 2023 compared to fiscal year 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in fiscal year 2023, over 90% was attributable to sales to customer accounts existing on or before June 30, 2022. Our number of total customers increased to 262,337 at June 30, 2023 from 242,623 at June 30, 2022.
Subscription revenues increased $825.9 million, or 39%, in fiscal year 2023 compared to fiscal year 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to cloud-based subscription services and term-based licenses for our Data Center products.
Maintenance revenues decreased $95.3 million, or 19%, in fiscal year 2023 compared to fiscal year 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and plan to end maintenance and support for these products in February 2024.

Other revenues increased $1.2 million, or 1%, in fiscal year 2023 compared to fiscal year 2022. The increase in other revenues was primarily attributable to an increase of $29.8 million in revenue from sales of third-party apps through our Atlassian Marketplace and other revenue, offset by a decrease of $28.6 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021.
Total revenues by deployment options were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$2,085,498	$1,515,424	$570,074	38%
Data Center	819,251	560,319	258,932	46
Server	400,519	525,028	(124,509)	(24)
Marketplace and services	229,379	202,111	27,268	13
Total revenues	$3,534,647	$2,802,882	$731,765	26
Total revenues by geography were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$1,765,166	$1,408,868	$356,298	25%
EMEA	1,366,739	1,077,338	289,401	27
Asia Pacific	402,742	316,676	86,066	27
Total revenues	$3,534,647	$2,802,882	$731,765	26
Cost of Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$633,765	$452,914	$180,851	40%
Gross margin	82%	84%
Cost of revenues increased $180.9 million, or 40%, in fiscal year 2023 compared to fiscal year 2022. The overall increase was primarily attributable to an increase of $81.0 million in compensation expense for employees (which includes an increase of $32.3 million in stock-based compensation), and an increase of $56.1 million in hosting fees paid to third-party providers. In addition, we recorded restructuring charges of $9.2 million in fiscal year 2023, which were primarily comprised of $7.9 million of impairment charges for leases and leasehold improvements.
Operating Expenses
Research and development

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$1,869,881	$1,291,877	$578,004	45%
Research and development expenses increased $578.0 million, or 45%, in fiscal year 2023 compared to fiscal year 2022. The overall increase was primarily a result of an increase of $456.8 million in compensation expenses for employees (which includes an increase of $269.5 million in stock-based compensation). In addition, we recorded restructuring charges of $43.1 million in fiscal year 2023, which were comprised of $29.0 million of impairment charges for leases and leasehold improvements, and $14.1 million of severance and other termination benefits.
Marketing and sales

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$769,861	$535,815	$234,046	44%

Marketing and sales expenses increased $234.0 million, or 44%, for fiscal year 2023 compared to fiscal year 2022. The overall increase was primarily attributable to an increase of $148.9 million in compensation expenses for employees (which includes an increase of $53.7 million in stock-based compensation), and an increase of $19.4 million in professional services. In addition, we recorded restructuring charges of $23.9 million in fiscal year ended June 30, 2023, which were comprised of $15.0 million of impairment charges for leases and leasehold improvements, and $8.9 million of severance and other termination benefits.
General and administrative

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$606,362	$452,193	$154,169	34%
General and administrative expenses increased $154.2 million, or 34%, in fiscal year 2023 compared to fiscal year 2022. The overall increase was primarily attributable to an increase of $124.3 million in compensation expenses for employees (which includes an increase of $57.6 million in stock-based compensation). In addition, we recorded restructuring charges of $20.7 million in fiscal year 2023, which were comprised of $11.3 million of severance and other termination benefits, and $9.4 million of impairment charges for leases and leasehold improvements.
Other income (expense), net

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other income (expense), net	$14,501	$(501,839)	$516,340	**
Other income (expense), net increased $516.3 million in fiscal year 2023 compared to fiscal year 2022. The increase was primarily attributable to a decrease of $424.5 million in other expense from the mark to fair value of the the Notes and Capped Calls and charges related to the full settlements of Notes and Capped Calls during fiscal year 2022, a decrease of $68.2 million in mark-to-market adjusted losses related to our publicly held equity securities, and an increase of $45.2 million from a non-cash sale of a controlling interest of a subsidiary recorded during fiscal year 2023.
Interest expense

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(30,147)	$(41,466)	$11,319	(27)%
Interest expense decreased $11.3 million, or 27%, in fiscal year 2023 compared to fiscal year 2022. The overall decrease was primarily attributable to $26.6 million in lower amortization of debt discount and issuance cost due to settlements of the Notes, offset by an increase in interest expense of $15.3 million from our Term Loan Facility (as defined below) as a result of increased interest rates.
Provision for income taxes

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(175,625)	$(48,572)	$(127,053)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $175.6 million on pretax loss of $311.1 million for fiscal year 2023, as compared to an income tax provision of $48.6 million on pretax loss of $470.9 million for fiscal year 2022. The income tax provision for fiscal year 2023 reflects an increase in tax provision primarily attributable to the recognition of a reserve for uncertain tax positions and overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. Since fiscal year 2020, we have been in unilateral advanced pricing agreement (“APA”) negotiations with the ATO relating to our transfer pricing arrangements between Australia and the U.S. During fiscal year 2023, we discussed with the ATO, for the first time, a framework to finalize our transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025).

Given the stage of discussions with the ATO during fiscal year 2023, we recorded a reserve for uncertain tax positions of $110.7 million based upon applying the recognition and measurement thresholds of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). Although our recorded tax reserves are the best estimate of our liabilities, differences may occur in the future, depending on final resolution of the APA negotiations. The negotiations are expected to be finalized within the next 12 months.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of a reserve for uncertain tax positions, different tax rates in foreign jurisdictions such as Australia, non-deductible stock-based compensation in certain foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 19, “Income Tax,” to the notes to our consolidated financial statements for additional information.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of June 30, 2023, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
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
A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. See Note 19, “Income Tax,” to the notes to our consolidated financial statements for additional information. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.
Fiscal Years Ended June 30, 2022 and 2021
Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Subscription	$2,096,706	$1,324,064	$772,642	58%
Maintenance	495,077	522,971	(27,894)	(5)
Other	211,099	242,097	(30,998)	(13)
Total revenues	$2,802,882	$2,089,132	$713,750	34
Total revenues increased $713.8 million, or 34%, in fiscal year 2022 compared to fiscal year 2021. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers and accelerated short-term demand for on-premises products as a result of customers purchasing ahead of both the discontinuation of new perpetual license sales and price changes for on-premises products during the third quarter of fiscal year 2022. Of total revenues recognized in fiscal year 2022, over 90% was attributable to sales to customer accounts existing on or before June 30, 2021. Our number of total customers increased to 242,623 at June 30, 2022 from 204,754 at June 30, 2021.
Subscription revenues increased $772.6 million, or 58%, in fiscal year 2022 compared to fiscal year 2021. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base and accelerated short-term demand for data center products as a result of customers purchasing ahead of price changes during the third quarter of fiscal year 2022.
Maintenance revenues decreased $27.9 million, or 5%, in fiscal year 2022 compared to fiscal year 2021. We no longer offer upgrades to perpetual licenses beginning February 2022, and we plan to end maintenance and support for these products in February 2024.

Other revenues decreased $31.0 million, or 13%, in fiscal year 2022 compared to fiscal year 2021. The decrease in other revenues was primarily attributable to a decrease of $54.9 million in perpetual license revenues as we discontinued selling new perpetual licenses for our products beginning February 2021, offset by an increase of $20.2 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cloud	$1,515,424	$967,832	$547,592	57%
Data Center	560,319	336,273	224,046	67
Server	525,028	607,778	(82,750)	(14)
Marketplace and services	202,111	177,249	24,862	14
Total revenues	$2,802,882	$2,089,132	$713,750	34
Total revenues by geography were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Americas	$1,408,868	$1,028,481	$380,387	37%
EMEA	1,077,338	826,445	250,893	30
Asia Pacific	316,676	234,206	82,470	35
Total revenues	$2,802,882	$2,089,132	$713,750	34
Cost of Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Cost of revenues	$452,914	$331,850	$121,064	36%
Gross margin	84%	84%
Cost of revenues increased $121.1 million, or 36%, in fiscal year 2022 compared to fiscal year 2021. The overall increase was primarily attributable to an increase of $66.8 million in compensation expense for employees (which includes an increase of $11.5 million in share-based payment expense), an increase of $35.0 million in hosting fees paid to third-party providers and an increase of $12.2 million in merchant fees.
Operating Expenses
Research and development

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Research and development	$1,291,877	$932,994	$358,883	38%
Research and development expenses increased $358.9 million, or 38%, in fiscal year 2022 compared to fiscal year 2021. The overall increase was primarily a result of an increase of $326.6 million in compensation expenses for employees (which includes an increase of $108.7 million in share-based payment expenses).
Marketing and sales

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Marketing and sales	$535,815	$371,644	$164,171	44%
Marketing and sales expenses increased $164.2 million, or 44%, for fiscal year 2022, compared to fiscal year 2021. Marketing and sales expenses increased primarily due to an increase of $107.8 million in compensation expenses for employees (which includes an increase of $31.5 million in share-based payment expenses), an increase of $19.3 million in online product advertisement expenses, an increase of $8.6 million in marketing events expenses, and an increase of $7.4 million in professional services.
General and administrative

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
General and administrative	$452,193	$311,238	$140,955	45%
General and administrative expenses increased $141.0 million, or 45%, in fiscal year 2022 compared to fiscal year 2021. The increase was primarily attributable to $108.2 million in compensation expenses for employees (which includes an increase of $32.4 million in share-based payment expenses) and an increase of $18.6 million in professional services.
Other expense, net

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Other expense, net	$(501,839)	$(570,393)	$68,554	(12)%
Other expense, net decreased $68.6 million in fiscal year 2022, compared to fiscal year 2021. The decrease was primarily due to a decrease of $294.1 million from the mark to fair value of the Exchange and Capped Call Derivatives. This was offset by an increase of $102.2 million of charges related to the full settlement of the Notes, and mark to fair value related to our marketable equity securities of $113.9 million during fiscal year 2022.
Interest expense

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Interest expense	$(41,466)	$(92,586)	$51,120	(55)%
Interest expense decreased $51.1 million in fiscal year 2022 compared to fiscal year 2021. The decrease was primarily due to a decrease of $59.5 million in amortization of debt discount and issuance cost due to full settlements of the Notes during fiscal year 2022, offset by the interest expense of $11.6 million from our Term Loan Facility.
Provision for income taxes

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2022	2021	$ Change	% Change
Provision for income taxes	$(48,572)	$(64,564)	$15,992	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $48.6 million on pretax loss of $470.9 million for fiscal year 2022, as compared to an income tax provision of $64.6 million on pretax loss of 514.4 million for fiscal year 2021. Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to different tax rates in foreign jurisdictions such as Australia, and the recognition of significant permanent differences during fiscal years 2022 and 2021. Significant permanent differences included non-deductible charges related to the Notes, nondeductible stock-based compensation and research and development incentives. Our assessment of the recoverability of Australian and U.S. deferred tax assets will not change until there is sufficient evidence to support their realizability. Our assessment of the realizability of our Australian and U.S. deferred tax assets is based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.
See Note 19, “Income Tax,” to the notes to our consolidated financial statements for additional information. Changes in our global operations or local tax laws could result in changes to our effective tax rates, future cash flows and overall profitability of our operations.
Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents totaling $2.1 billion, short-term investments totaling $10.0 million and trade receivables totaling $477.7 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for fiscal years 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$868,111	$821,044	$789,960
Net cash provided by (used in) investing activities	(1,258)	36,516	259,262
Net cash used in financing activities	(148,421)	(399,280)	(1,603,433)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,805)	(9,233)	5,408
Net increase (decrease) in cash, cash equivalents, and restricted cash	$716,627	$449,047	$(548,803)
Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as expense associated with stock-based awards, impairment charges for leases and leasehold improvements, depreciation and amortization, gain on non-cash sale of controlling interest of a subsidiary and non-coupon impact related to the Notes and Capped Calls, the timing of employee-related costs such as bonus payments, collections from our customers, which is our largest source of operating cash flows, income tax payment and changes in other working capital accounts.
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
Net cash provided by operating activities increased by $47.1 million for fiscal year 2023, compared to fiscal year 2022. The net increase was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Net cash provided by investing activities decreased by $37.8 million for fiscal year 2023, compared to fiscal year 2022. The net decrease was primarily attributable to a decrease of $185.6 million from proceeds from sales of marketable securities and strategic investments, offset by a decrease of $92.2 million from purchases of strategic investments, a decrease of $44.9 million from purchases of property and equipment, and a decrease of $13.6 million from business combinations, net of cash acquired.
Net cash used in financing activities decreased by $250.9 million for fiscal year 2023, compared to fiscal year 2022. The net cash used in financing activities was primarily attributable to repurchases of Class A Common Stock of $150.0 million during fiscal year 2023. The net cash used in financing activities during fiscal year 2022 was primarily attributable to the full settlement of the Notes for an aggregate consideration of $1.5 billion, offset by the proceeds from the Term Loan Facility of $1.0 billion and settlement of the Capped Call of $135.5 million.
Material Cash Requirements
Debt
In October 2020, Atlassian US, Inc. entered into a credit agreement establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). We have fully drawn the Term Loan Facility, and we have full access to the $500 million under the Revolving Credit Facility. The Credit Facility matures in October 2025 and as of July, 1 2023 and onward bears interest, at our option, at a base rate plus a margin up to 0.50% or Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Term Loan in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility.

Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. During fiscal year 2023, we repurchased approximately 1.0 million shares of our Class A Common Stock for approximately $154.2 million at an average price per share of $157.49. All repurchases were made in open market transactions. As of June 30, 2023, we were authorized to purchase the remaining $845.8 million of our Class A Common Stock under the Share Repurchase Program. Refer to Note 18, “Stockholder’s Equity,” to our consolidated financial statements for additional information.
Contractual Obligations
Our principal commitments consist of contractual commitments for cloud services platform and other infrastructure services, and obligations under leases for office space including obligations for leases that have not yet commenced. Refer to Note 11, “Leases,” Note 12, “Debt,” Note 13, “Commitments and Contingencies,” and Note 18, “Stockholder’s Equity,” to our consolidated financial statements for additional information.
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
As of June 30, 2023, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP gross profit, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets and restructuring charges.
•Non-GAAP operating income and non-GAAP operating margin. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, and restructuring charges.
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, restructuring charges, non-coupon impact related to the Notes and Capped Calls, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax effects on these items, and a non-recurring income tax adjustment.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for fiscal years 2023, 2022 and 2021 (in thousands, except percentage and per share data):

	Fiscal Year Ended June 30,
	2023	2022	2021
Gross profit
GAAP gross profit	$2,900,882	$2,349,968	$1,757,282
Plus: Stock-based compensation	63,625	31,358	19,879
Plus: Amortization of acquired intangible assets	22,853	22,694	22,394
Plus: Restructuring charges (1)	9,192	—	—
Non-GAAP gross profit	$2,996,552	$2,404,020	$1,799,555
Operating income
GAAP operating income (loss)	$(345,222)	$70,083	$141,406
Plus: Stock-based compensation	937,812	524,803	340,817
Plus: Amortization of acquired intangible assets	33,127	32,398	31,754
Plus: Restructuring charges (1)	96,894	—	—
Non-GAAP operating income	$722,611	$627,284	$513,977
Operating margin
GAAP operating margin	(10)%	3%	7%
Plus: Stock-based compensation	26%	18%	16%
Plus: Amortization of acquired intangible assets	1%	1%	2%
Plus: Restructuring charges (1)	3%	—%	—%
Non-GAAP operating margin	20%	22%	25%
Net income
GAAP net loss	$(486,761)	$(519,510)	$(578,979)
Plus: Stock-based compensation	937,812	524,803	340,817
Plus: Amortization of acquired intangible assets	33,127	32,398	31,754
Plus: Restructuring charges (1)	96,894	—	—
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	450,829	700,847
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(45,158)	—	—
Less: Income tax adjustments	(43,659)	(105,064)	(95,021)
Non-GAAP net income	$492,255	$383,456	$399,418
Net income per share
GAAP net loss per share - diluted	$(1.90)	$(2.05)	$(2.32)
Plus: Stock-based compensation	3.66	2.05	1.35
Plus: Amortization of acquired intangible assets	0.13	0.13	0.13
Plus: Restructuring charges (1)	0.38	—	—
Plus: Non-coupon impact related to exchangeable senior notes and capped calls	—	1.78	2.80
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(0.18)	—	—
Less: Income tax adjustments	(0.17)	(0.41)	(0.38)

Non-GAAP net income per share - diluted	$1.92	$1.50	$1.58
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	256,307	253,312	249,679
Plus: Dilution from dilutive securities (2)	554	2,345	3,673
Weighted-average shares used in computing diluted non-GAAP net income per share	256,861	255,657	253,352
Free cash flow
GAAP net cash provided by operating activities	$868,111	$821,044	$789,960
Less: Capital expenditures	(25,652)	(70,583)	(31,520)
Free cash flow	$842,459	$750,461	$758,440
(1) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for fiscal year 2023.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for fiscal years 2023, 2022 and 2021 because the effect would have been anti-dilutive.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
We have a cash flow hedging program in place and enter into derivative transactions to manage certain foreign currency exchange risks that arise in our ordinary business operations. We recognize all derivative instruments as either assets or liabilities on our consolidated statements of financial position and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
Foreign currency sensitivity
A sensitivity analysis performed on our hedging portfolio as of June 30, 2023 and 2022 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the Australian dollar applicable to our business would decrease or increase the fair value of our foreign currency contracts by $52.2 million and $38.2 million, respectively.

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
A sensitivity analysis performed on interest rate swaps as of June 30, 2023 and 2022 indicated that a hypothetical 100 basis point increase in interest rates would increase the market value of our interest rate swap by $12.2 million and $17.6 million, respectively, and a hypothetical 100 basis point decrease in interest rates would decrease the market value of our interest rate swap by $12.7 million and $18.8 million, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of June 30, 2023, we had cash and cash equivalents totaling $2.1 billion and short-term investments totaling $10.0 million. A sensitivity analysis performed on our portfolio as of June 30, 2023 and 2022 indicated that a hypothetical 100 basis point increase or decrease in interest rates did not have a material impact to market value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Equity Price Risk
We are also exposed to equity price risk in connection with our equity investments. Our publicly traded equity securities investments are susceptible to market price risk from uncertainties about future values of the investment securities. As of June 30, 2023 and 2022, our publicly traded equity securities investments were fair valued at $19.4 million and $30.8 million, respectively. A hypothetical 10% increase or decrease in the respective share prices of our publicly traded equity securities investments as of June 30, 2023 and 2022 would increase or decrease the fair value by $1.9 million and $3.1 million, respectively.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
ATLASSIAN CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atlassian Corporation (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 18, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company reports revenues in three categories: (i) subscriptions, (ii) maintenance, and (iii) other. The Company’s contracts often include promises to transfer multiple products and services to a customer. To account for these contracts, the Company allocates the transaction price for each performance obligation based on their relative standalone selling prices and generally recognizes revenue upon the transfer of control.
Auditing the Company’s recognition of revenue was challenging due to the effort required to analyze the accounting treatment for contracts with multiple performance obligations. This involved assessing the impact of terms and conditions of new and amended contracts and of new product or service offerings, the determination of relative standalone selling prices, and the timing of recognition of revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the relevant terms and conditions of its contracts, the appropriate accounting for those terms and conditions under ASC 606, including the identification of performance obligations, determination of the relative standalone selling price for each performance obligation, and the determination of the timing of recognition of revenue. This included testing relevant controls over the information systems that are important to the initiation, billing and recording of revenue transactions.
Among other procedures to evaluate management’s identification of the performance obligations, we read executed contracts for a sample of sales transactions to understand the contract, identified the promised goods and services in the contract and identified the performance obligations. To test management’s determination of relative standalone selling price for each performance obligation, we performed audit procedures, among others, to assess the appropriateness of the methodology applied, tested mathematical accuracy of the underlying data and calculations, and tested sample selections to corroborate the data underlying the Company’s calculations. We also evaluated whether the Company appropriately applied its revenue recognition policy to a sample of sales transactions to determine whether revenue was recognized in the correct amount and period. Finally, we assessed the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Francisco, California
August 18, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Atlassian Corporation’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlassian Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s 2023 consolidated financial statements, and our report dated August 18, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
August 18, 2023

ATLASSIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,102,550	$1,385,265
Marketable securities	10,000	73,294
Accounts receivable, net	477,678	308,127
Assets held for sale	—	60,265
Prepaid expenses and other current assets	146,136	70,002
Total current assets	2,736,364	1,896,953
Non-current assets:
Property and equipment, net	81,402	100,662
Operating lease right-of-use assets	184,195	277,276
Strategic investments	225,538	159,064
Intangible assets, net	69,072	100,840
Goodwill	727,211	722,838
Deferred tax assets	9,945	10,335
Other non-current assets	73,052	58,862
Total assets	$4,106,779	$3,326,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,293	$81,220
Accrued expenses and other current liabilities	423,131	406,139
Deferred revenue, current portion	1,362,736	1,066,059
Operating lease liabilities, current portion	44,930	40,638
Term loan facility, current portion	37,500	—
Total current liabilities	2,027,590	1,594,056
Non-current liabilities:
Deferred revenue, net of current portion	182,743	116,621
Operating lease liabilities, net of current portion	237,835	274,434
Term loan facility, net of current portion	962,093	999,419
Deferred tax liabilities	10,669	312
Other non-current liabilities	31,177	14,616
Total liabilities	3,452,107	2,999,458
Commitments and contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 152,442,673 and 144,891,749 issued and outstanding at June 30, 2023 and 2022, respectively	2	1
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 105,124,103 and 110,035,649 issued and outstanding at June 30, 2023 and 2022, respectively	1	1
Additional paid-in capital	3,130,631	2,182,536
Accumulated other comprehensive income	34,002	13,864
Accumulated deficit	(2,509,964)	(1,869,030)
Total stockholders’ equity	654,672	327,372
Total liabilities and stockholders’ equity	$4,106,779	$3,326,830
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2023	2022	2021
Revenues:
Subscription	$2,922,576	$2,096,706	$1,324,064
Maintenance	399,738	495,077	522,971
Other	212,333	211,099	242,097
Total revenues	3,534,647	2,802,882	2,089,132
Cost of revenues (1) (2)	633,765	452,914	331,850
Gross profit	2,900,882	2,349,968	1,757,282
Operating expenses:
Research and development (1) (2)	1,869,881	1,291,877	932,994
Marketing and sales (1) (2)	769,861	535,815	371,644
General and administrative (1)	606,362	452,193	311,238
Total operating expenses	3,246,104	2,279,885	1,615,876
Operating income (loss)	(345,222)	70,083	141,406
Other income (expense), net	14,501	(501,839)	(570,393)
Interest income	49,732	2,284	7,158
Interest expense	(30,147)	(41,466)	(92,586)
Loss before provision for income taxes	(311,136)	(470,938)	(514,415)
Provision for income taxes	(175,625)	(48,572)	(64,564)
Net loss	$(486,761)	$(519,510)	$(578,979)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(1.90)	$(2.05)	$(2.32)
Diluted	$(1.90)	$(2.05)	$(2.32)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	256,307	253,312	249,679
Diluted	256,307	253,312	249,679
(1)    Amounts include share-based payment expense, as follows:

Cost of revenues	$63,913	$31,358	$19,879
Research and development	604,301	328,978	220,294
Marketing and sales	131,739	76,209	44,754
General and administrative	148,134	88,258	55,890
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$22,853	$22,694	$22,394
Research and development	374	374	168
Marketing and sales	9,900	9,330	9,192
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Net loss	$(486,761)	$(519,510)	$(578,979)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(5,283)	(15,604)	4,840
Net change in unrealized gains (losses) on marketable and privately held debt securities	1,753	(3,458)	(6,844)
Net gain (loss) on cash flow hedging derivative instruments	23,668	27,438	(16,008)
Other comprehensive income (loss), before tax	20,138	8,376	(18,012)
Income tax effect	—	134	921
Other comprehensive income (loss), net of tax	20,138	8,510	(17,091)
Total comprehensive loss, net of tax	$(466,623)	$(511,000)	$(596,070)
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	127,686	$1	119,762	$1	$1,314,737	$22,445	$(770,541)	$566,643
Common stock issued	4,200	—	—	—	1,163	—	—	1,163
Conversion from Class B Common Stock to Class A Common Stock	5,152	—	(5,152)	—	—	—	—	—
Stock-based compensation	—	—	—	—	341,003	—	—	341,003
Common stock issued related to business combination	—	—	—	—	523	—	—	523
Other comprehensive loss, net of tax	—	—	—	—	—	(17,091)	—	(17,091)
Net loss	—	—	—	—	—	—	(578,979)	(578,979)
Balance at June 30, 2021	137,038	$1	114,610	$1	1,657,426	$5,354	$(1,349,520)	$313,262
Common stock issued	3,208	—	—	—	32	—	—	32
Conversion from Class B Common Stock to Class A Common Stock	4,574	—	(4,574)	—	—	—	—	—
Stock-based compensation	—	—	—	—	525,078	—	—	525,078
Other comprehensive income, net of tax	—	—	—	—	—	8,510	—	8,510
Net loss	—	—	—	—	—	—	(519,510)	(519,510)
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued	3,684	1	—	—	8	—	—	9
Conversion from Class B Common Stock to Class A Common Stock	4,912	—	(4,912)	—	—	—	—	—
Stock-based compensation	—	—	—	—	948,087	—	—	948,087
Repurchases of Class A Common Stock	(979)	—	—	—	—	—	(154,173)	(154,173)
Other comprehensive income, net of tax	—	—	—	—	—	20,138	—	20,138
Net loss	—	—	—	—	—	—	(486,761)	(486,761)
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(486,761)	$(519,510)	$(578,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,923	51,739	55,950
Stock-based compensation	948,087	524,803	340,817
Impairment charges for leases and leasehold improvements	61,098	—	7,526
Deferred income taxes	10,613	(2,002)	(8,860)
Gain on a non-cash sale of a controlling interest of a subsidiary	(45,158)	—	—
Net loss on exchange derivative and capped call transactions	—	424,482	616,446
Amortization of debt discount and issuance cost	471	27,051	86,572
Net loss (gain) on strategic investments	19,407	72,663	(48,080)
Net foreign currency loss (gain)	(10,613)	(12,065)	7,595
Other	1,488	646	1,381
Changes in operating assets and liabilities:
Accounts receivable, net	(169,526)	(134,764)	(61,256)
Prepaid expenses and other assets	(38,230)	(21,927)	(10,054)
Accounts payable	78,902	31,741	10,441
Accrued expenses and other liabilities	74,611	93,250	76,090
Deferred revenue	362,799	284,937	294,371
Net cash provided by operating activities	868,111	821,044	789,960
Cash flows from investing activities:
Business combinations, net of cash acquired	(5,775)	(19,411)	(91,769)
Purchases of intangible assets	(160)	(4,018)	(1,800)
Purchases of property and equipment	(25,652)	(70,583)	(31,520)
Purchases of strategic investments	(19,450)	(111,668)	(10,250)
Purchases of marketable securities and other investments	(24,800)	(21,003)	(109,181)
Proceeds from maturities of marketable securities	73,950	76,937	454,996
Proceeds from sales of marketable securities and strategic investments	629	186,262	48,786
Net cash provided by (used in) investing activities	(1,258)	36,516	259,262
Cash flows from financing activities:
Proceeds from term loan facility	—	1,000,000	—
Payment of issuance costs for debt	—	—	(4,445)
Repayment of exchangeable senior notes	—	(1,548,686)	(1,803,244)
Proceeds from settlement of capped call transactions	—	135,497	203,093
Repurchases of Class A Common Stock	(150,006)	—	—
Proceeds from other financing arrangements	1,585	13,909	1,163
Net cash used in financing activities	(148,421)	(399,280)	(1,603,433)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,805)	(9,233)	5,408
Net increase (decrease) in cash, cash equivalents, and restricted cash	716,627	449,047	(548,803)
Cash, cash equivalents, and restricted cash at beginning of period	1,386,686	931,023	1,489,143
Net decrease (increase) in cash and cash equivalents included in assets held for sale	602	6,616	(9,317)
Cash, cash equivalents, and restricted cash at end of period	$2,103,915	$1,386,686	$931,023

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$2,102,550	$1,385,265	$919,227
Restricted cash included in other non-current assets	1,365	1,421	11,796
Total cash, cash equivalents, and restricted cash	$2,103,915	$1,386,686	$931,023

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$102,156	$66,648	$50,272
Interest paid, net	28,493	13,310	6,498
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	844	10,740	2,440
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	4,167	—	—
Transfers from property and equipment to assets held for sale	—	—	35,123
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2023, for example, refer to the fiscal year ended June 30, 2023.
On September 30, 2022, Atlassian Corporation Plc completed a redomestication, which was approved by the shareholders of Atlassian Corporation Plc, resulting in Atlassian Corporation becoming our publicly traded parent company (the “U.S. Domestication”). Atlassian Corporation Plc’s stockholders and the High Court of Justice of England and Wales approved the scheme of arrangement effecting the U.S. Domestication. Effective after the close of market trading on September 30, 2022, all issued and outstanding ordinary shares of Atlassian Corporation Plc were exchanged on a one-for-one basis for newly issued shares of corresponding common stock of Atlassian Corporation, and all issued and outstanding equity awards of Atlassian Corporation Plc were assumed by Atlassian Corporation and were converted into rights to acquire Atlassian Corporation shares of Class A Common Stock on the same terms. The Class A Common Stock of Atlassian Corporation began trading on October 3, 2022 (the first trading day following the U.S. Domestication), and the Company’s trading symbol on The Nasdaq Global Select Market remained unchanged as “TEAM.”
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions in the Company’s consolidated financial statements. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Such management estimates and assumptions include, but are not limited to, the standalone selling price (“SSP”) of performance obligations for revenue contracts with multiple performance obligations; useful lives and impairment of long-lived assets, valuation of intangible assets, fair value measurement of financial instruments and income taxes. Actual results could differ materially from these estimates.
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

Foreign Currency
The Company’s consolidated financial statements are presented using the U.S. dollar, which is its reporting currency. The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar, while others use local currencies. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have the U.S. dollar as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net on the consolidated statements of operations.
Revenue from Contracts with Customers
Policies, Estimates and Judgments
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
The Company allocates the transaction price for each customer contract to each performance obligation based on the relative SSP for each distinct performance obligation. Judgment is required in determining the SSP for each distinct performance obligation. The Company typically determines an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. In most cases, the Company is able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, the Company utilizes available information that may include market conditions, pricing strategies, the economic life of the software, and other observable inputs to estimate the price that it would charge if the products and services were sold separately.
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
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use the Company’s software in a cloud-based-infrastructure that the Company provides. The Company also sells on-premises term license agreements for its data center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Subscription-based arrangements generally have a contractual term of one to twelve months, with a majority being one month. For cloud-based services, subscription revenue is recognized ratably as services are delivered, commencing with the date the service is made available to customers. For on-premises term license, and the support, the Company recognizes revenue upfront for the portion that relates to the delivery of the term license and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. The revenue recognition policy is consistent for subscription sales generated directly with customers and sales generated indirectly through solution partners and resellers.
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
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are costs incurred to obtain a contract, if such costs are recoverable, and consist primarily of sales commissions and related payroll taxes. Incremental costs of obtaining a contract are earned on new and expansion contracts which are capitalized and amortized over the average period of benefit the Company estimates to be four years, which is typically greater than the term of the initial customer contract and reflects the average period of benefit, including anticipated renewals. The Company does not pay sales commissions upon contract renewal.
The Company determines the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications platform and related significant features. The Company includes the deferred contract costs in prepaid expense and other current assets and other non-current assets on the consolidated balance sheets and amortization of deferred contract acquisition costs in marketing and sales expense in the consolidated statements of operations.

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
As of June 30, 2023 and 2022, the Company had restricted cash of $1.4 million, primarily used for the benefit of employees through a deferred compensation plan, and was not available for use in its operations. Restricted cash is included in other non-current assets in the consolidated balance sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends based on an assessment of various factors including historical credit loss experience, adjusted for forward-looking factors specific to the debtors and the economic environment that may affect our ability to collect from customers. The allowance for credit losses and write offs were not material for each of the periods as of June 30, 2023, 2022 and 2021.
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

Marketable Securities
The Company classifies all marketable debt securities that have original stated maturities of greater than three months as marketable securities on its consolidated balance sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale (“AFS”). After consideration of its risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. The Company considers all of our marketable securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets on the consolidated balance sheets.
The Company evaluates AFS securities with unrealized loss positions for credit loss by assessing whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, whether the Company expects to recover the entire amortized cost basis of the security, its intent to sell and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. The Company carries these securities at fair value, and reports the unrealized gains and losses, net of taxes, as a component of accumulated other comprehensive income except for the changes in allowance for expected credit losses, which are recorded in other income (expense), net. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net on the consolidated statements of operations.

Strategic Investments
The Company holds strategic investments in privately held debt and equity securities, as well as publicly held equity securities in which the Company does not have a controlling interest.
Investments in privately held debt securities are classified as AFS securities. Investments in publicly held equity securities are recorded at fair value with changes in the fair value of the investments recorded in other income (expense), net in the consolidated statements of operations.
Investments in privately held equity securities without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured in accordance with the measurement alternative. In applying the measurement alternative, the carrying value of the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes from orderly transactions for the identical or a similar investment of the same issuer in the period of occurrence. Changes to the carrying value of these investments are recorded through other income (expense), net on the consolidated statements of operations.
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
Equity Method Investments
Privately held equity securities in which the Company does not have a controlling financial interest but does exercise significant influence over the investment are accounted for under the equity method. The Company records a proportionate share of the investment’s earnings or losses, and impairment, if any, as a component of other income (expense), net in the consolidated statements of operations. These investments are included in strategic investments in the consolidated balance sheets.
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2023, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
Exchangeable Senior Notes
In 2018, the Company, through its subsidiary Atlassian US, Inc., issued exchangeable senior notes due May 1, 2023 (the “Notes”), which were classified as financial liabilities at amortized cost and measured using the effective interest rate (“EIR”) method. Amortized cost was calculated by taking into account any discount and issuance cost that were an integral part of the EIR. The EIR amortization was included as interest expense in the consolidated statements of operations. In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions. The Capped Call transactions were scheduled to expire in May 2023 and were required to be settled in cash. As of June 30, 2022 the Notes and Capped Calls had been fully settled and are no longer outstanding. Refer to Note 12, “Debt” for further details of the transaction.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts with the objective to mitigate certain currency risks associated with cost of revenues and operating expenses denominated in foreign currencies. These foreign exchange forward contracts are designated as cash flow hedges. The Company also enters into foreign exchange forward contracts to hedge a portion of certain foreign currency denominated as monetary assets and liabilities to reduce the risk that such foreign currency will be adversely affected by changes in exchange rates. The Company uses interest rate swaps to hedge the variability of cash flows in the interest payments associated with its variable-rate debt due to changes in the Secured Overnight Financing Rate (“SOFR”) based floating interest rate. The interest rate swaps are designated as cash flow hedges and involve interest obligations for U.S. dollar-denominated amounts. The Company does not enter into derivative instrument transactions for trading or speculative purposes.
Hedging derivative instruments are recognized as either assets or liabilities and are measured at fair value. For derivative instruments designated as cash flow hedges, the gains (losses) on the derivatives are initially reported as a component of other comprehensive income and are subsequently recognized in earnings when the hedged exposure is recognized in earnings. For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. The Company enters into master netting agreements with financial institutions to execute its hedging program. The master netting agreements are with select financial institutions to reduce the Company’s credit risk, as well as to reduce its concentration of risk with any single counterparty.
The Company had other derivatives, such as the embedded exchange feature of the Notes and Capped Calls. Please see Note 12, “Debt” for details. The Notes and Capped Calls were measured at fair value at each reporting date, and gains (losses) from changes in fair values were recognized in other income (expense), net in the consolidated statements of operations. The Company used the Black-Scholes option pricing models to estimate the fair value of the exchange feature of the Notes. Certain inputs used in the model such as stock price volatility requires judgment. The fair value of the Capped Calls was obtained from counterparty banks.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company’s lease agreements generally contain lease and non-lease components. Payments under the Company’s lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of its lease assets and liabilities.
Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. These amounts include payments affected by the Consumer Price Index and payments for maintenance and utilities.
Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. The Company reassesses the lease term if and when a significant event or change in circumstances occurs. Lease assets also include any prepaid lease payments and lease incentives. Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.
The Company applies the short-term lease recognition exemption for short-term leases, which are leases with a lease term of 12 months or less. Payments associated with short-term leases are recognized on a straight-line basis over the lease term.

The Company did not have any finance lease arrangements for fiscal years 2023, 2022, and 2021.
Assets Held for Sale
The Company classifies assets as held for sale when all of the following are met: (i) management has committed to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition; (iii) an active program to locate a buyer has been initiated; (iv) it is probable that a sale will occur within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If all held for sale criteria are met, the assets are reclassified and presented separately in the consolidated balance sheets as assets held for sale at the lower of the carrying value or the fair value, less cost to sell, and no longer depreciated or amortized. The Company completed a sale of assets that had previously been classified as held for sale in July 2022. Please refer to Note 7, “Assets Held for Sale”, for further details.
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
During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Intangible Assets
The Company acquires intangible assets separately or in connection with business combinations. Intangible assets are measured at cost initially. Intangible assets with finite lives are amortized over their estimated useful life using the straight-line method. The amortization expense on intangible assets is recognized in the consolidated statements of operations in the expense category consistent with the function of the intangible asset.
The estimated useful lives for each intangible asset class are as follows:

Patents, trademarks and other rights	5 - 12 years
Customer relationships	5 - 10 years
Acquired developed technology	4 - 6 years
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
Stock-based Compensation
The Company recognizes compensation expense related to all stock-based awards, including restricted stock units (“RSU”), and restricted stock awards issued to the Company’s employees in exchange for their service, based on the estimated fair value of the awards on the grant date. The fair value of each RSU or restricted stock award is based on the fair value of the Company’s Class A Common Stock on the date of grant.
The Company recognizes costs related to stock-based awards, net of estimated forfeitures, over the awards’ requisite service period on a straight-line basis. The Company estimates forfeitures based on historical experience. The respective expenses are recognized as employee benefits and classified in the consolidated statements of operations according to the activities that the employees perform.
In connection with certain business combinations, the Company also issues replacement awards in exchange for awards held by employees of the acquiree. The Company recognizes the portion of the acquiree award that is attributable to pre-combination service as purchase consideration. The portion of the replacement award attributable to post-combination service is recognized as compensation expense over the awards’ requisite service period and classified in the consolidated statements of operations according to the activities that the employees perform. Refer to Note 17, “Stockholders Equity” for more information.
Defined Contribution Plan
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. The Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $78.2 million, $58.7 million, and $41.5 million for fiscal years 2023, 2022, and 2021, respectively.
Advertising Costs
Advertising costs are expensed as incurred as a component of marketing and sales expense in the consolidated statements of operations. Advertising expense was $89.5 million, $90.3 million and $71.0 million for fiscal years 2023, 2022, and 2021, respectively.
Research and Development
Research and development costs are expensed as incurred and consists of the employee, software, and hardware costs incurred for the development of new products, enhancements and updates of existing products and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform and internal use software are evaluated for capitalization during the development phase. Capitalized software development costs on the Company’s consolidated balance sheet were not material for the periods presented.
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

As of June 30, 2023 and June 30, 2022, no customer represented more than 10% of the total accounts receivable balance. For fiscal years ended June 30, 2023, 2022, and 2021, no customer represented more than 10% of the total revenues.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities represent temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their corresponding tax basis used in the computation of taxable income. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates within the provision for income taxes as expense and income in the period that includes the enactment date. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (GILTI) in U.S. taxable income as a period cost. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
Changes in deferred tax assets or liabilities are recognized as a component of benefit from (provision for) income taxes in the consolidated statements of operations, except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively. Where deferred tax arises from the initial accounting for a business combination, the tax effect is included in the accounting for the business combination.
Deferred tax assets are regularly evaluated for future realization and reduced by a valuation allowance to an amount for which realization is more likely than not. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, carry back potential if permitted under the tax law, and results of recent operations. Significant management judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the amount of future taxable income, together with future tax-planning strategies. Assumptions about the generation of future taxable income depend on management’s estimates of future cash flows, future business expectations, capital expenditures, dividends, and other capital management transactions. Management judgment is also required in relation to the application of income tax legislation, which involves complexity and an element of uncertainty. In the event there is a change in the Company’s assessment of its ability to recover deferred tax assets, the income tax provision would be adjusted accordingly, resulting in a corresponding adjustment to the consolidated statements of operations.
Uncertain tax positions are recorded in accordance with Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”), Income Taxes. ASC 740 specifies a two-step process in which (1) the Company determines whether it’s more likely than not that tax positions will be sustained on the basis of the technical merits of the position, and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company considers many factors when evaluating uncertain tax positions, which involve significant judgement and may require periodic reassessment. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For details of taxation, please refer to Note 19, “Income Taxes.”
New Accounting Standards Not Yet Adopted in Fiscal Year 2023
In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The ASU amends ASC 820: Fair value measurement, to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. The Company adopted this standard during the fourth quarter of fiscal year 2023. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40)” to simplify the accounting for convertible instruments and contracts on an entity’s own equity. The Company adopted this standard effective July 1, 2022 using a modified retrospective method. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU is elective and provides relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments were to be effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848,” which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR which was delayed to June 30, 2023. The Company adopted this ASU during the fourth quarter of fiscal year 2023 and elected to apply the practical expedient which allows us to account for the modification of the Credit Facility as if the modification was not substantial. The Company has also elected the practical expedient to assume that the forecasted transaction in a cash flow hedge is probable of occurring and the practical expedient to continue to apply hedge accounting without dedesignating the interest rate swap. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

3. Conversion from IFRS to GAAP
As part of the U.S. Domestication, the Company has retrospectively converted its Consolidated Financial Statements from International Financial Reporting Standards (“IFRS”) to GAAP. Refer to Note 1, “Description of Business” for additional details.
The significant differences between IFRS and GAAP as they relate to these financial statements are as follows:
(a) Stock-based Compensation
Under IFRS, prior to the adoption of GAAP, the Company adhered to the accelerated method of expense recognition for stock-based compensation subject to graded vesting. The application of this accounting method results in more of the grant’s stock-based compensation expense being recognized in the earlier years of the grant.
Under GAAP, the Company accounts for stock-based awards using the straight-line expense method, recognizing the expense ratably over the service period which is generally four years. This change in the timing of the expense recognition is the primary driver for the GAAP transition differences.
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
Under GAAP, there is dual classification lease accounting model for lessees: finance leases and operating leases. The Company, as lessee, classified all its leases as operating leases and recognizes a single lease expense, including both a right-of-use asset depreciation component and an interest expense component, on a straight-line basis throughout the lease term.
(c) Strategic Investments
The Company invests in equity securities of public and private companies in which the Company does not have a controlling interest or significant influence. Under IFRS, the movement in the valuation of these investments had been recorded in other comprehensive income. Under GAAP, the Company records any impairment of these equity investments, as well as any changes in value resulting from observable price changes as a result of orderly transactions for identical or similar investments of the same issuer, in the consolidated statements of operations. This change in classification is the primary driver of the GAAP transition differences.
(d) Exchangeable Senior Notes
In 2018, Atlassian US, Inc. issued $1 billion in aggregate principal amount of the exchangeable senior notes (the “Notes”) due on May 1, 2023. The Notes were senior, unsecured obligations of the Company, and were scheduled to mature on May 1, 2023, unless earlier exchanged, redeemed or repurchased. The Notes were fully redeemed by the Company in fiscal year 2022.
The exchange feature of the Notes required bifurcation from the Notes and was accounted for as a derivative liability. The fair value of the Notes’ embedded exchange derivative at the time of issuance was $177.9 million and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount was amortized as interest expense using the effective interest rate method over the term of the Notes.
Under IFRS, the Company determined the effective interest rate using estimated cash flows, based on the anticipated timing on cash inflows and outflows. Under GAAP, the Company has calculated the effective interest rate using contractual cash flows, focusing on the flow of funds as determined by contractual arrangements. This change in calculation of the effective interest rate is the primary driver of the GAAP transition differences.

(e) Income Taxes
Prior to the adoption of GAAP, the Company accounted for income taxes pursuant to International Accounting Standard 12 Income Taxes (“IAS 12”), International Financial Reporting Interpretations Committee 23 Uncertainty over Income Tax Treatments (“IFRIC 23”) and International Accounting Standard 34 Interim Reporting. Upon the adoption of GAAP, the Company now accounts for income taxes pursuant to ASC 740 as noted below:
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
iv.Stock-Based Compensation
Under IFRS, the measurement of the stock-based compensation deferred tax asset is based on an estimate of the future tax deduction based on the current stock price at each reporting period. When the expected tax benefits from equity awards exceed the recorded cumulative recognized expense multiplied by the tax rate, the tax benefit up to the amount of the tax effect of the cumulative book compensation expense is recorded in the consolidated statement of operations; the excess is recorded in equity. When the expected tax benefit is less than the tax effect of the cumulative amount of recognized expense, the entire tax benefit is recorded in the consolidated statement of operations.
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

4. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,338,509	$—	$1,338,509
Marketable securities:
Certificates of deposit and time deposits	—	10,000	10,000
Derivative financial instruments	—	64,210	64,210
Strategic investments:
Publicly traded equity securities	19,365	—	19,365
Total assets measured at fair value	$1,357,874	$74,210	$1,432,084

Liabilities measured at fair value
Derivative financial instruments	$—	$10,114	$10,114
Total liabilities measured at fair value	$—	$10,114	$10,114
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
Due to the short-term nature of accounts receivables, net, contract assets, accounts payable, accrued expenses, and other current liabilities, their carrying amount is assumed to approximate their fair value.
Determination of Fair Value
The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company’s Level 1 investments. The fair value of the Company’s Level 2 investments is determined based on quoted market prices or alternative market observable inputs.
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 5, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $140.1 million and $128.3 million as of June 30, 2023 and June 30, 2022, respectively.
5. Investments
Marketable Securities
The Company’s investments of marketable securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit and time deposits	$10,000	$—	$—	$10,000
Total marketable securities	$10,000	$—	$—	$10,000
As of June 30, 2023, the Company had $10.0 million of investments which were classified as marketable debt securities on the Company’s consolidated balance sheets.
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
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	June 30, 2023	June 30, 2022
Due in one year or less	$10,000	$73,294
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2023, no unrealized losses were recorded, and as of June 30, 2022, the unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments

Carrying value of privately held debt securities

The Company’s investments of privately held debt securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$8,800	$—	$(3,350)	$5,450
The Company’s investments of privately held debt securities as of June 30, 2022, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$5,486	$—	$(4,218)	$1,268
Carrying value of publicly traded and privately held equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative. The carrying values for publicly traded and privately held equity securities as of June 30, 2023 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$135,050	$145,320
Cumulative net gain (loss)	9,095	(398)	$8,697
Carrying value	$19,365	$134,652	$154,017
Privately held equity securities cumulative net loss is comprised of downward adjustments and impairment of $5.9 million and upward adjustments of $5.5 million as of June 30, 2023. As of June 30, 2023 publicly traded equity securities were classified as prepaid expenses and other current assets on the consolidated balance sheets.
The carrying values for publicly traded and privately held equity securities as of June 30, 2022 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$120,300	$130,570
Cumulative net gain	20,531	6,695	$27,226
Carrying value	$30,801	$126,995	$157,796
Privately held equity securities cumulative net gain is comprised of upward adjustments of $6.7 million as of June 30, 2022.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Unrealized gains (losses) recognized on publicly traded equity securities	$(11,437)	$(79,608)	$34,290
Unrealized gains recognized on privately held equity securities	307	6,945	—
Unrealized losses recognized on privately held equity securities including impairment	(7,642)	—	(250)
Unrealized losses on privately held debt securities	(350)	—	—
Unrealized gains (losses), net	$(19,122)	$(72,663)	$34,040
Realized gains recognized on publicly traded equity securities	—	—	14,040
Realized losses on debt securities	(285)	—	—
Gains (losses) on strategic investments, net	$(19,407)	$(72,663)	$48,080
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$(6,986)	$6,945	$(250)
Unrealized gains recognized on privately held equity securities includes upward adjustments from equity securities accounted for under the measurement alternative while unrealized losses recognized on privately held equity securities includes downward adjustments and impairment.

Realized gains on sales of securities, net reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
Equity Method Investment
On July 20, 2022, the Company completed a non-cash sale of its controlling interest of Vertical First Trust (“VFT”) to a third-party buyer. Please refer to Note 7, “Assets held for sale,” for additional details. The Company retained a minority equity interest of 13% in the form of ordinary units and has significant influence in VFT. The Company’s interest in VFT is accounted for using the equity method in the consolidated financial statements.
As of the date of sale, the Company used a discounted cash flow model to calculate the fair value of its retained equity interest. The fair value of the retained interest was $88.9 million, and is classified as a Level 3 investment in the fair value hierarchy. The inputs to the valuation included observable inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building practical completion date. The maximum exposure to loss related to the Company’s investment in VFT equals the Company’s capital investment.
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2023 (in thousands):

Equity Method Investment
Balance as of July 20, 2022	$88,853
Effect of change in exchange rates	(3,417)
Balance as of June 30, 2023	$85,436
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the consolidated balance sheets. The Company’s share in the profits and losses of VFT was not material during fiscal year 2023.
6. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$849,811	$35,181	$884,992	$532,059	$352,933	$884,992
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2022 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$612,523	$37,015	$649,538	$401,534	$248,004	$649,538
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average interest rate		0.81%	0.81%	0.81%		0.81%

The fair value of the Company’s derivative instruments were as follows (in thousands):

		As of June 30,
	Balance Sheet Location	2023	2022
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$3,177	$—
Interest rate swaps	Prepaid expenses and other current assets	28,926	13,296
Interest rate swaps	Other non-current assets	28,215	30,367
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	3,892	389
Total derivative assets		$64,210	$44,052

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$9,657	$18,208
Foreign exchange forward contracts	Other non-current liabilities	209	812
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	248	5,080
Total derivative liabilities		$10,114	$24,100
The pre-tax effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Beginning balance of accumulated gains (losses) in accumulated other comprehensive income	$24,502	$(2,936)	$13,072
Gross unrealized gains recognized in other comprehensive income	17,952	11,421	19,069
Net (gains) losses reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	1,831	525	(1,326)
Recognized in research and development	16,890	10,513	(28,490)
Recognized in marketing and sales	1,337	220	(400)
Recognized in general and administrative	5,563	1,606	(4,861)
Recognized in interest	(19,905)	3,153	—
Ending balance of accumulated gains (losses) in accumulated other comprehensive income	$48,170	$24,502	$(2,936)

7. Assets Held For Sale
During the fourth quarter of fiscal year 2021, the Company committed to a plan to sell its controlling interest of its subsidiary, VFT, which was established for the construction project associated with the Company’s new global headquarters in Sydney, Australia (the “Australian HQ Property”). In July 2021, the Company entered into a term sheet with a third-party buyer to effect the sale. The term sheet provided a framework for the buyer to invest in and develop the Australian HQ Property. In March 2022, the Company entered into a series of agreements with the buyer, including an Agreement for Lease (the “AFL”). On July 20, 2022, the Company completed a non-cash sale of its controlling interest of VFT to the buyer and recognized a gain of $45.2 million from the sale in other income (expense), net, in the consolidated statements of operations during fiscal year 2023, representing the difference between the fair value of the Company’s retained investment and the derecognized VFT assets and liabilities upon loss of control. Please refer to Note 5, “Investments” for additional details.
The major assets classified as held for sale as of June 30, 2023 and 2022 were as follows (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$—	$2,701
Property and equipment, net	$—	$57,482
8. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30,
	2023	2022
Equipment	$9,298	$9,140
Computer Hardware and Software	29,801	18,324
Furniture and Fittings	24,773	25,157
Leasehold Improvements and Other	123,125	124,758
Property and equipment, gross	186,997	177,379
Less: accumulated depreciation and impairment	(105,595)	(76,717)
Property and equipment, net	$81,402	$100,662
Depreciation expense was $27.8 million, $19.3 million and $24.2 million for fiscal years 2023, 2022, and 2021, respectively.
During fiscal year 2023, the Company recorded an $8.4 million impairment charge for leasehold improvements as a result of our restructuring efforts. Refer to Note 15, “Restructuring,” for additional information.
During fiscal year 2021, the Company recorded a $4.1 million impairment charge for property and equipment related to the early termination of a real estate lease.
9. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.

Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2021	$715,929
Additions	9,361
Effect of change in exchange rates	(2,452)
Balance as of June 30, 2022	722,838
Additions	3,300
Effect of change in exchange rates	1,073
Balance as of June 30, 2023	$727,211
During fiscal years 2023 and 2022 the Company completed acquisitions primarily to expand our product and service offerings. The transactions were accounted for as business combinations and were not significant to our consolidated financial statements.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	As of June 30,		Weighted-Average Remaining Useful Lives (Years)
	2023	2022
Acquired Developed Technology	$235,818	$234,618	2
Patents, Trademarks, and Other Rights	33,393	33,393	5
Customer Relationships	129,502	129,502	5
Intangible assets, gross	398,713	397,513
Less: accumulated amortization	(329,641)	(296,673)
Intangible assets, net	$69,072	$100,840
Amortization expense for intangible assets were approximately $33.1 million, $32.4 million and $31.8 million for fiscal years 2023, 2022, and 2021, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of June 30, 2023 (in thousands):

Fiscal Years:
2024	$26,229
2025	15,208
2026	12,670
2027	7,839
Thereafter	7,126
Total future amortization expense	$69,072

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2023	2022
Accrued expenses	$107,479	$123,381
Employee benefits	191,801	197,701
Tax liabilities	88,748	26,367
Customer deposits	11,784	9,718
Derivative liabilities	9,905	23,288
Liabilities held for sale	—	17,564
Other payables	13,414	8,120
Total accrued expenses and other liabilities	$423,131	$406,139
11. Leases
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
The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Operating lease costs	$50,134	$49,647	$43,199
Variable lease costs	13,094	12,077	13,604
Total lease costs	$63,228	$61,724	$56,803

Weighted average remaining lease term (in years)	7	8	7
Weighted average discount rate	2.5%	2.4%	2.5%

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash payments for operating leases	$41,493	$49,142	$44,874
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,580	$105,961	$27,042
F-94

Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2023 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
2024	$51,479
2025	49,078
2026	42,306
2027	37,534
2028	38,601
Thereafter	90,870
Total future operating lease payments	309,868
Less: imputed interest	(27,103)
Total lease liability balance (1)	$282,765
(1) Lease liabilities include those operating leases that we plan to sublease as a part of our facilities consolidation restructuring efforts. For additional information, see Note 15, “Restructuring.”
During fiscal year 2023, in addition to operating lease costs disclosed above, we recorded an impairment charge of $52.7 million in aggregate for operating lease right-of-use assets as part of our lease consolidation efforts. Refer to Note 15, “Restructuring,” for additional information.
During fiscal year 2021, in addition to operating lease costs disclosed above, we recorded an impairment charge of $3.9 million related to the early termination of a real estate lease.
The Company entered into the AFL for the Australian HQ Property in March 2022. Following completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for fifteen years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately $919.3 million as of June 30, 2023, for the initial term of fifteen years. Please refer to Note 5, “Investments,” and Note 7, “Assets held for sale,” for details of the transaction.
12. Debt
Exchangeable Senior Notes
In 2018, Atlassian US, Inc., issued $1 billion in aggregate principal amount of the Notes. The Notes were senior, unsecured obligations of the Company, and were scheduled to mature on May 1, 2023, unless earlier exchanged by investors, or redeemed or repurchased by the Company. In connection with the issuance of the Notes, the Company entered into privately negotiated Capped Calls with certain financial institutions. The aggregate cost of the Capped Calls was $87.7 million. The Capped Call were scheduled to expire in May 2023 and were required to be settled in cash.
The exchange feature of the Notes required bifurcation from the Notes and was accounted for as a derivative liability. The Capped Calls were accounted for as derivative assets. The Notes embedded exchange derivative liability and Capped Call assets were carried on the consolidated balance sheets at their estimated fair values and were adjusted at the end of each reporting period, with unrealized gain or loss reflected in the consolidated statements of operations.
The current or non-current classification of the embedded exchange derivative liability and the Capped Calls asset corresponded with the classification of the Notes on the consolidated balance sheets. The classification was evaluated at each balance sheet date.
The Notes and Capped Calls were fully settled in fiscal year 2022. There was no balance outstanding related to the Notes as of June 30, 2023 and 2022. A total of $424.5 million and $616.4 million of net loss on exchange derivative and Capped Call were recognized during fiscal years 2022 and 2021, respectively.
Credit Facility

In October 2020, Atlassian US, Inc. entered into a credit agreement (the “Credit Agreement”) establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Company used the net proceeds of the Credit Facility for general corporate purposes, including repayment of the then existing indebtedness. Prior to July 1, 2023, amounts outstanding under the Credit Facility bore interest, at the Company’s option, at a base rate plus a margin up to 0.50% or LIBOR rate plus a spread of 0.875% to 1.50%, in each case with such margin being determined by the Company’s consolidated leverage ratio. On June 2, 2023 the Company entered into the LIBOR Transition Amendment to the Credit Agreement (the “LIBOR Amendment”). The LIBOR Amendment replaced LIBOR with SOFR as the reference rate used to calculate interest payments for borrowing under the Credit Facility commencing on July 1, 2023. The interest due applies to borrowing, at the Company’s option, at a base rate plus a margin up to 0.50% or SOFR rate, plus a credit spread adjustment of 0.10% plus a spread of 0.875% to 1.50%, in each case with such margin being determined by the Company’s consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and the Company has the option to request an increase of $250 million in certain circumstances.
The Credit Facility matures in October 2025 and the Company may prepay the Credit Facility at its discretion without penalty. Commencing on October 31, 2023, the Company is obligated to repay the outstanding principal amount of the Term Loan Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Term Loan Facility.
The Company incurred debt issuance costs of $4.4 million in connection with entering into the Credit Facility. The debt issuance costs were amortized over the terms of the Term Loan Facility and Revolving Credit Facility. As of June 30, 2023, $1.0 billion has been drawn under the Term Loan Facility. The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2023, the Company was in compliance with all related covenants.
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
13. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years. There were no material contractual commitments that were entered into during fiscal year 2023 that were outside the ordinary course of business.
The following table sets forth contractual commitments as of June 30, 2023 and 2022 (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Contractual purchase obligations	$1,788,740	$152,935
Obligations for leases that have not yet commenced	919,333	956,118
Total purchase obligation	$2,708,073	$1,109,053
Maturities of purchase obligations as of June 30, 2023 were as follows (in thousands):

	Other contractual commitments	Leases not commenced	Total
Fiscal Year:
2024	$364,326	$—	$364,326
2025	406,108	—	406,108
2026	458,234	—	458,234
2027	419,572	34,434	454,006
2028	140,500	47,290	187,790
Thereafter	—	837,609	837,609
Total commitments	$1,788,740	$919,333	$2,708,073
Please refer to Note 11, “Leases,” for discussion of a lease commitment that the Company has entered but the lease has not yet commenced.
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. On May 15, 2023, the Court appointed City of Hollywood Firefighters’ Pension Fund and Oklahoma Firefighters Pension and Retirement System as co-lead plaintiffs (the “Plaintiffs”) in the Putative Class Action and approved their selection of lead counsel. The Plaintiffs filed an amended complaint on July 14, 2023, which alleges the same claims against the same defendants for the same Class Period as the original complaint. The defendants’ motion to dismiss the amended complaint is due by September 8, 2023. The defendants intend to deny the allegations of wrongdoing and vigorously defend against the claims in this lawsuit.
In March and April 2023, two stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of the Company’s board of directors and certain of its officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; and Keane v. Cannon-Brookes, Case No. 1:23-cv-00399. The Company is named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief on the Company’s behalf. The court has consolidated these cases and stayed them pending resolution of any motion to dismiss in the Putative Class Action. In August 2023, a third stockholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware asserting substantially the same claims as the previously filed derivative lawsuits discussed above, captioned Azzawi v. Cannon-Brookes, et al., Case No. 1:23-cv-00884. The defendants intend to seek to have this case consolidated and stayed with the previously filed stockholder derivative lawsuits.
In addition to the matters discussed above, from time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolution of pending legal matters is likely to have a material adverse effect on the Company’s financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any liabilities as a result of the litigation or other legal proceedings in its consolidated financial statements.
Indemnification Provisions

The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers that will require the Company to, among other things, indemnify these individuals for certain liabilities that may arise as a result of their affiliation with the Company. For the periods presented, the Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in the consolidated financial statements.
14. Revenue
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
As of June 30, 2023, approximately $1.8 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 82% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Americas
United States	$1,537,328	$1,230,801	$901,389
Other Americas	227,838	178,067	127,092
Total Americas	$1,765,166	$1,408,868	$1,028,481
EMEA	1,366,739	1,077,338	826,445
Asia Pacific	402,742	316,676	234,206
Total revenues	$3,534,647	$2,802,882	$2,089,132
The Company provides different deployment options for its product offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center products, which are software licensed for a specified period, and includes support and maintenance service that is bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance service of unspecified future updates, upgrades and enhancements and technical product support. Marketplace and services offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within our Consolidated Statements of Operations. For fiscal years 2023, 2022 and 2021, premier support revenues were $17.8 million, $21.1 million and $20.0 million respectively.

We no longer sell perpetual licenses for our Server offerings. Since February 2022, we no longer sell upgrades to Server offerings and plan to end maintenance and support for these Server offerings in February 2024. The revenues from Server offerings during fiscal year 2023 consists of revenue from maintenance service.
The Company’s revenues by deployment options are as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Cloud	$2,085,498	$1,515,424	$967,832
Data Center	819,251	560,319	336,273
Server	400,519	525,028	607,778
Marketplace and services	229,379	202,111	177,249
Total revenues	$3,534,647	$2,802,882	$2,089,132
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Balance, beginning of period	$1,182,680	$897,595
Additions	3,897,446	3,087,967
Revenue	(3,534,647)	(2,802,882)
Balance, end of period	$1,545,479	$1,182,680
The additions in the deferred revenue balance are primarily cash payments received or due in advance of satisfying the Company’s performance obligations.
For fiscal years 2023 and 2022, approximately 30% and 29% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Balance, beginning of period	$27,141	$9,011
Additions	40,060	24,302
Amortization expense	(13,597)	(6,172)
Balance, end of period	$53,604	$27,141
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$18,027	$8,806
Other non-current assets	35,577	18,335
Total	$53,604	$27,141
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

These actions are part of the Company’s initiatives to accelerate progress against its highest priorities. These actions include continuing to invest in strategic areas of the business, and aligning talent to best meet customer needs and business priorities. As a result, the Company recorded severance and other termination benefits, including severance, notice period payments, employee transition payments and other benefits of $25.3 million, and stock-based compensation of $10.3 million for the impacted employees during fiscal year 2023. The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, was substantially completed as of June 30, 2023.
In addition, the Company is consolidating its leases, including planned subleasing of several office spaces, to optimize its real estate footprint. As a result, the Company recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $61.1 million during fiscal year 2023. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows. The Company continues to evaluate its real estate needs and may incur additional charges in the future.
A summary of our restructuring charges for fiscal year 2023 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$1,011	$288	$7,893	$9,192
Research and development	8,279	5,866	29,004	43,149
Marketing and sales	7,069	1,815	14,984	23,868
General and administrative	8,961	2,306	9,418	20,685
Total	$25,320	$10,275	$61,299	$96,894
The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the consolidated balance sheets, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$25,320	$10,275	$61,299	$96,894
Payments	(22,481)	—	(201)	(22,682)
Non-cash items	(633)	(10,275)	(61,098)	(72,006)
Liability as of June 30, 2023	$2,206	$—	$—	$2,206
16. Geographic Information
The Company’s long-lived assets by geographic regions are as follows (in thousands):

	As of June 30,
	2023	2022
United States	$213,567	$295,577
Australia	37,891	67,241
All other countries	14,139	15,120
Total long-lived assets	$265,597	$377,938
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.
17. Stockholders’ Equity
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
As of June 30, 2023, the Company’s common stock consists of Class A Common Stock and Class B Common Stock, each of which has a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.
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
Preferred Stock
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of June 30, 2023 and 2022, no shares of preferred stock were outstanding.
Stock-based Compensation
Upon the completion of the U.S. Domestication, the Company assumed the following plans: the Atlassian Corporation Plc 2015 Share Incentive Plan (the “2015 Plan”); and the 2015 Employee Share Purchase Plan (the “ESPP” and, together with the 2015 Plan, the “Incentive Plans”). In connection with its assumption of the Incentive Plans, the Company amended and restated the 2015 Plan as the Atlassian Corporation Amended and Restated 2015 Share Incentive Plan, and the ESPP as the Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan, in each case to reflect the assumption and changes in applicable law and to provide that the securities to be issuable in connection with equity awards will be shares of the Company’s Class A Common Stock instead of Atlassian Corporation Plc Class A ordinary shares.
In addition, Atlassian Corporation assumed each restricted share unit award covering Atlassian Corporation Plc Class A ordinary shares that was outstanding under an equity incentive plan and amended such restricted share unit award to reflect the assumption by Atlassian Corporation and to provide for the securities issuable in connection with the exercise or settlement of the award to be shares of Atlassian Corporation’s Class A Common Stock.
At June 30, 2023, the Company had 30,935,067 shares of its common stock available for future issuance under the 2015 Plan, which plan provides for the issuance of incentive and non-statutory share options, share appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance stock awards, performance-based awards to covered employees, and dividend equivalent rights to qualified employees, directors and consultants. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
RSU grants generally vest over four years with 25% vesting on the one year anniversary of the date of grant and 1/12th of the remaining RSUs vest over the remaining three years, on a quarterly basis thereafter. Effective from April 2021, new RSU grants to existing employees vest evenly over four years on a quarterly basis. Performance-based RSUs have non-market performance vesting conditions. Individuals must continue to provide services to the Company in order to vest.

Stock-based compensation is measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations on a straight-line basis over the period during which the employee is required to perform services in exchange for the award.
A summary of RSU activity for fiscal year 2023 is as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2022	6,023,997	$257.62	$1,128,897
Granted	8,315,466	221.87
Vested	(3,604,960)	236.90	$617,018
Forfeited or cancelled	(1,171,585)	239.09
Balance as of June 30, 2023	9,562,918	$235.16	$1,604,753
The weighted-average grant date fair value of RSUs granted in fiscal years 2022 and 2021 was $332.43 and $192.62, respectively. The total intrinsic value of the RSUs vested in fiscal years 2022 and 2021 was $925.8 million and $734.6 million, respectively. The income tax benefit recognized related to awards vested in fiscal years 2023, 2022 and 2021 was $156.5 million, $242.8 million, and $194.3 million, respectively. As of June 30, 2023, total compensation cost not yet recognized in the consolidated financial statements related to employee and director RSU awards was $1.7 billion, which is expected to be recognized over a weighted-average period of 1.8 years.
During fiscal year 2023, the Company did not grant shares of restricted stock. During fiscal year 2022, the Company granted 8,821 shares of restricted stock. As of June 30, 2023 and 2022, there were 6,131 and 72,484 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $1.0 million and $13.6 million as of June 30, 2023 and 2022, respectively.
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
During fiscal year 2023, the Company repurchased and subsequently retired approximately 1.0 million shares of its Class A Common Stock for approximately $154.2 million at an average price per share of $157.49. All repurchases were made in open market transactions. As of June 30, 2023, the Company was authorized to purchase a remaining $845.8 million of its Class A Common Stock under the Share Repurchase Program.
18. Net Loss Per Share
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
For the calculation of diluted net loss per share, net loss for basic EPS is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Since the Company is in a loss position for all periods reported, basic and diluted net loss per share are the same for all periods as the inclusion of potential dilutive shares would have been anti-dilutive.
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(283,907)	$(202,854)	$(290,290)	$(229,220)	$(308,953)	$(270,026)
Denominator:
Weighted-average shares outstanding, basic and diluted	149,493	106,814	141,545	111,767	133,233	116,446
Net loss per share, basic and diluted	$(1.90)	$(1.90)	$(2.05)	$(2.05)	$(2.32)	$(2.32)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Class A Common Stock options	—	1	63
Class A Common Stock RSU awards	7,426	3,736	3,480
Class A Common Stock restricted stock awards	17	82	178
Total potentially dilutive securities	7,443	3,819	3,721
19. Income Taxes
The components of loss before provision for income taxes by U.S. and foreign jurisdictions consist of the following (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Domestic	$(25,250)	$(480,982)	$(603,257)
Foreign	(285,886)	10,044	88,842
Total	$(311,136)	$(470,938)	$(514,415)
The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Current:
Federal	$4,327	$280	$155
State	1,045	570	367
Foreign	162,072	51,040	73,017
Total	167,444	51,890	73,539
Deferred:
Federal	1,467	(44)	(777)
State	(1,066)	(1,641)	(1,053)
Foreign	7,780	(1,633)	(7,145)
Total	8,181	(3,318)	(8,975)
Total provision for income taxes	$175,625	$48,572	$64,564

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Tax at federal statutory rate	$(65,339)	$(98,897)	$(108,027)
State, net of the federal benefit	13,042	13,363	9,144
Effects of non-U.S. operations	15,163	(6,879)	5,436
Tax credits	(99,398)	(107,956)	(73,280)
Stock-based compensation	80,471	(41,692)	(69,276)
Non-deductible executive compensation	6,022	13,580	6,552
Non-deductible charges relating to the Notes	—	89,188	131,769
Intellectual property transfer	—	—	5,460
Australian R&D deductions forgone in lieu of R&D credit	30,303	32,661	22,404
Foreign taxes	2,457	4,491	1,052
Basis difference in investments	(43,564)	(36,853)	(13,789)
Change in reserves	132,528	14,179	10,091
Change in valuation allowance	98,613	172,033	136,284
Other	5,327	1,354	744
Provision for income taxes	$175,625	$48,572	$64,564
Effective Tax Rate (%)	(56)%	(10)%	(13)%
Significant components of the Company's deferred tax assets and deferred tax liabilities are shown below (in thousands). Where necessary, a valuation allowance has been recognized to offset our deferred tax assets by the amount of any tax benefits that are not expected to be realized.

	As of June 30,
	2023	2022
Deferred tax assets:
Property and equipment	$5,528	$8,531
Net operating loss carryforwards	857,944	1,013,750
Credit carryforwards	183,520	154,487
Operating lease liabilities	64,774	74,269
Basis differences in investments	1,690,440	1,601,047
Stock-based compensation	7,246	(33,095)
Provisions, accruals and prepayments	36,255	38,763
Deferred revenue	208,541	146,044
Capitalized research and development	28,330	—
IRC 163(j) carryforward	84	27,032
Intangible assets	641	(3,210)
Total deferred tax assets	$3,083,303	$3,027,618
Less valuation allowance	(3,019,080)	(2,941,191)
Total deferred tax assets, net of valuation allowance	$64,223	$86,427

Deferred tax liabilities:
Unrealized foreign currency exchange losses	$3,087	$1,338
Unrealized investment gains	11,684	9,373
Operating right of use assets	48,119	69,166
Other, net	2,057	(3,473)
Total deferred tax liabilities	$64,947	$76,404
Net deferred tax assets (liabilities)	$(724)	$10,023
The Company recorded a valuation allowance of $3.0 billion, $2.9 billion and $2.8 billion as of June 30, 2023, 2022, and 2021, respectively, primarily relating to the basis difference of the US investment in a wholly owned partnership, U.S. and Australian net operating loss and credit carryforwards, and the deferred revenue deferred tax assets. The change in valuation allowance as of June 30, 2023, 2022 and 2021, was primarily related to an increase in the basis difference of the US investment in a wholly owned partnership and an increase in the deferred revenue deferred tax assets and certain credit carryforwards, offset by the utilization of U.S. federal and state net operating losses. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all positive and negative evidence such as historic results, future reversals of deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax planning strategies. The assessment requires significant judgement and is performed in each of the applicable jurisdictions. The Company intends to maintain a full valuation allowance on its federal deferred tax assets in the U.S. and Australia until there is sufficient positive evidence to support their reversal.
As of June 30, 2023, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $886.0 million tax effected. Of the $788.3 million tax effected U.S. federal net operating loss carryforwards, $788.0 million may be carried forward indefinitely, and the remaining $0.3 million will begin to expire in 2032. The state net operating loss carryforwards of $94.5 million tax effected begin to expire in 2024. As of June 30, 2023, the Company also had research and development federal and state tax credits of $191.4 million. The federal tax credit carryforwards will expire beginning in 2035 if not utilized. The state tax credit carryforwards do not expire except for the State research and development credits of Texas which begins to expire in June 2038. Utilization of the Company’s US net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of June 30, 2023, the Company also had Indian AMT credits of $3.7 million that will begin to expire in 2036 and Polish

R&D credits of $5.3 million, which will begin to expire in 2027, but which may also be used to satisfy payroll tax liabilities in the future.
The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022 and includes various corporate tax provisions, including a new Corporate Alternative Minimum Tax (“Corporate AMT”) on applicable corporations with adjusted financial statement income exceeding $1 billion, on average, over the last three years. The Corporate AMT is effective for tax years beginning after December 31, 2022. As of June 30, 2023, the newly enacted IRA tax provisions are not material to the Company.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investment in foreign subsidiaries that is indefinitely reinvested outside the United States. Un-remitted earnings become taxable upon repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $458.8 million as of June 30, 2023, and the corresponding unrecognized deferred tax liability is not material.

The Company recognizes the tax benefit of an uncertain tax position only if it concludes it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Beginning of the period	$53,483	$37,944	$26,841
Tax positions taken in prior period:
Gross increases	112,781	1,031	147
Gross decreases	(198)	—	(56)
Tax positions taken in current period:
Gross increases	15,171	14,542	11,044
Settlements	(57,004)	—	—
Lapse of statute of limitations	(32)	(34)	(32)
Currency translation effect	(1,899)	—	—
End of period	$122,302	$53,483	$37,944
As of June 30, 2023, 2022 and 2021, the Company had gross unrecognized tax benefits of approximately $113.2 million, $2.5 million, and $1.9 million, respectively, that would impact the effective tax rate if recognized.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Australia, and in various other international jurisdictions. Tax years 2012 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of June 30, 2023 and 2022 will remain subject to examination until the respective tax year is closed.
There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. Although the timing of the resolution, settlement, and closure of any audit is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.
Since fiscal year 2020, the Company has been in unilateral advanced pricing agreement (“APA”) negotiations with the Australian Taxation Office relating to the Company’s transfer pricing arrangements between Australia and the U.S. During fiscal year 2023, a framework was agreed upon to finalize the Company’s transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). It is reasonably possible that uncertain tax benefits could decrease by up to $53.7 million in the next twelve months due to anticipated resolutions with ATO of APA negotiations. While the Company’s recorded tax reserves are the best estimate of its liabilities, differences may occur in the future, depending on final resolution of the APA negotiations.

In addition to the Australian APA, the Company believes it is reasonably possible the balance of unrecognized tax benefits could change in the next 12 months due to the completion of ongoing income tax audits. The estimated range of the change is a decrease of $1.5 million to an increase of $9.3 million.
The Company has recognized interest and penalties related to unrecognized tax benefits in the income tax provision of approximately $5.8 million during fiscal year 2023, and the accrual balances were $5.8 million as of June 30, 2023. The Company had not recognized any interest and penalties related to unrecognized tax benefits during fiscal years 2022 and 2021.
ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On May 30, 2023, Cameron Deatsch, the Company’s Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 28,087 shares of the Company’s Class A Common Stock, (ii) up to 100% of the shares of the Company’s Class A Common Stock issued upon the settlement of 51,371 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and (iii) up to 80% of the shares of the

Company’s Class A Common Stock issued upon the settlement of any future RSUs awarded during the plan period, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, in each case until August 31, 2024.
On May 31, 2023, Heather M. Fernandez, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,000 shares of the Company’s Class A Common Stock until August 31, 2024.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULE
(a)    The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements in “Item 8. Financial Statements” to this Annual Report on Form 10-K.
2.    Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.    Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

4.1	Specimen Class A Common Stock Certificate.		S-8	333-266998	4.3	10/04/2022

4.2	Registration Agreement, dated July 2, 2010, by and among Atlassian Corporation and certain of its stockholders.		F-1	333-207879	4.2	11/09/2015

4.3	Description of Capital Stock.	X

10.1	Credit Agreement dated as of October 28, 2020, by and among the Company, Atlassian, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders and parties thereto.		6-K	001-37651	10.1	10/29/2020

10.2	Amendment No. 1 to Credit Agreement, dated as of September 30, 2022, by and among Atlassian Corporation, Atlassian US, Inc., Bank of America, N.A., as Administrative Agreement, and the other lenders party thereto.		8-K	001-37651	10.1	10/03/2022

10.3
LIBOR Transition Amendment to Credit Agreement, dated as of June 2, 2023, by and among Atlassian Corporation, Atlassian US, Inc., Bank of America, N.A., as Administrative Agreement, and the other lenders party thereto.
			X

10.4	#	Form of Indemnification Agreement.		8-K	001-37651	10.2	10/03/2022

10.5	#	Form of Executive Officer Offer Letter.		10-Q	001-37651	10.3	11/04/2022

10.6	#	Atlassian Corporation Amended and Restated 2015 Share Incentive Plan.		8-K	001-37651	10.3	10/03/2022

10.7	#	Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan.		8-K	001-37651	10.5	10/03/2022

10.8	#	Atlassian Corporation Amended and Restated Executive Severance Plan.		8-K	001-37651	10.6	10/03/2022

10.9	#	Atlassian Corporation Amended and Restated Cash Incentive Bonus Plan.		8-K	001-37651	10.7	10/03/2022

10.10	#	Atlassian Corporation Amended and Restated Non-Employee Director Compensation Policy.		8-K	001-37651	10.8	10/03/2022

10.11	#	Atlassian Corporation Compensation Recovery Policy.	X

10.12		Lease, dated March 25, 2015, by and between Atlassian Pty Ltd and Council of the City of Sydney.		F-1	333-207879	10.15	11/09/2015

10.13		Lease, dated December 22, 2011, by and between Atlassian Pty Ltd and 341 George St Pty Ltd.		F-1	333-207879	10.16	11/09/2015

10.14		Lease, dated July 9, 2015, by and between Atlassian Pty Ltd and 341 George St Pty Ltd.		F-1	333-207879	10.17	11/09/2015

10.15		Lease, dated June 25, 2021, by and between Atlassian Pty Ltd and 341 George St Pty Ltd.		20-F	001-37651	10.18	08/13/2021

10.16		Lease, dated November 22, 2017, by and between Atlassian Inc. and 350 Bush Street Owner, LLC.		6-K	001-37651	10.1	11/27/2017

10.17	†¬	Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		6-K	001-37651	10.1	03/25/2022

10.18	†	Deed of Amendment, dated April 30, 2022, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		20-F	001-37651	10.22	08/19/2022

10.19		Guarantor Replacement Deed, dated November 8, 2022, to the Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Limited (formerly Atlassian Corporation Plc), Atlassian Pty Ltd, Atlassian Corporation, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		10-Q	001-37651	10.1	02/03/2023

21.1		Subsidiaries of the Registrant.	X

23.1		Consent of Independent Registered Public Accounting Firm.	X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X

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
X

31.3		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	‡	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS		Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

#    Indicates management contract or compensatory plan, contract or agreement.
†    Portions of this exhibit have been redacted.
«    Certain exhibits and schedules to this agreement have been omitted.
‡    The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

____________________________

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLASSIAN CORPORATION

Date: August 18, 2023	By:	/s/ Michael Cannon-Brookes
		Name:	Michael Cannon-Brookes
		Title:	Co-Chief Executive Officer

	By:	/s/ Scott Farquhar
		Name:	Scott Farquhar
		Title:	Co-Chief Executive Officer

	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Farquhar, Michael Cannon-Brookes, and Joseph Binz, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Atlassian Corporation, and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Cannon-Brookes	Co-Chief Executive Officer and Director	August 18, 2023
Michael Cannon-Brookes	(Co-Principal Executive Officer)

/s/ Scott Farquhar	Co-Chief Executive Officer and Director	August 18, 2023
Scott Farquhar	(Co-Principal Executive Officer)

/s/ Joseph Binz	Chief Financial Officer	August 18, 2023
Joseph Binz	(Principal Financial Officer)

/s/ Gene Liu	Corporate Controller	August 18, 2023
Gene Liu	(Principal Accounting Officer)

/s/ Shona L. Brown	Director and Chair	August 18, 2023
Shona L. Brown

/s/ Heather Mirjahangir Fernandez	Director	August 18, 2023
Heather Mirjahangir Fernandez

/s/ Sasan Goodarzi	Director	August 18, 2023
Sasan Goodarzi

/s/ Jay Parikh	Director	August 18, 2023
Jay Parikh

/s/ Enrique Salem	Director	August 18, 2023
Enrique Salem

/s/ Steven Sordello	Director	August 18, 2023
Steven Sordello

/s/ Richard P. Wong	Director	August 18, 2023
Richard P. Wong

/s/ Michelle Zatlyn	Director	August 18, 2023
Michelle Zatlyn