Form 10-Q
period 2023-09-30
Atlassian Corp
filed 2023-11-03
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 27, 2023, there were 155,011,446 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 103,047,371 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,143,530	$2,102,550
Marketable securities	94,298	10,000
Accounts receivable, net	368,260	477,678
Prepaid expenses and other current assets	129,617	146,136
Total current assets	2,735,705	2,736,364
Non-current assets:
Property and equipment, net	79,631	81,402
Operating lease right-of-use assets	181,435	184,195
Strategic investments	220,133	225,538
Intangible assets, net	60,842	69,072
Goodwill	726,519	727,211
Deferred tax assets	6,141	9,945
Other non-current assets	69,233	73,052
Total assets	$4,079,639	$4,106,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$126,201	$159,293
Accrued expenses and other current liabilities	362,337	423,131
Deferred revenue, current portion	1,326,108	1,362,736
Operating lease liabilities, current portion	42,737	44,930
Term loan facility, current portion	50,000	37,500
Total current liabilities	1,907,383	2,027,590
Non-current liabilities:
Deferred revenue, net of current portion	174,973	182,743
Operating lease liabilities, net of current portion	231,797	237,835
Term loan facility, net of current portion	949,637	962,093
Deferred tax liabilities	12,110	10,669
Other non-current liabilities	29,114	31,177
Total liabilities	3,305,014	3,452,107
Commitments and contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 154,177,836 and 152,442,673 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 104,085,737 and 105,124,103 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	1	1
Additional paid-in capital	3,366,212	3,130,631
Accumulated other comprehensive income	15,598	34,002
Accumulated deficit	(2,607,188)	(2,509,964)
Total stockholders’ equity	774,625	654,672
Total liabilities and stockholders’ equity	$4,079,639	$4,106,779
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues:
Subscription	$851,982	$650,984
Maintenance	78,598	113,565
Other	47,195	42,843
Total revenues	977,775	807,392
Cost of revenues (1) (2)	178,029	139,392
Gross profit	799,746	668,000
Operating expenses:
Research and development (1) (2)	481,738	399,006
Marketing and sales (1) (2)	193,567	160,128
General and administrative (1)	143,310	142,893
Total operating expenses	818,615	702,027
Operating loss	(18,869)	(34,027)
Other income (expense), net	(8,335)	29,289
Interest income	25,226	5,143
Interest expense	(8,976)	(6,121)
Loss before provision for income taxes	(10,954)	(5,716)
Provision for income taxes	(20,929)	(8,025)
Net loss	$(31,883)	$(13,741)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	257,907	255,167
Diluted	257,907	255,167
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$16,821	$10,613
Research and development	150,446	110,129
Marketing and sales	32,281	23,195
General and administrative	36,033	29,694
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$5,772	$5,697
Research and development	94	94
Marketing and sales	2,365	2,505
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net loss	$(31,883)	$(13,741)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustment	(5,761)	(10,577)
Net change in unrealized gain (loss) on marketable and privately held debt securities	(56)	135
Net gain (loss) on cash flow hedging derivative instruments	(12,587)	3,969
Other comprehensive loss, before tax	(18,404)	(6,473)
Income tax effect	—	—
Other comprehensive loss, net of tax	(18,404)	(6,473)
Total comprehensive loss, net of tax	$(50,287)	$(20,214)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	1,048	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,038	—	(1,038)	—	—	—	—	—
Stock-based compensation	—	—	—	—	235,581	—	—	235,581
Repurchases of Class A Common Stock	(349)	—	—	—	—	—	(65,341)	(65,341)
Other comprehensive loss, net of tax	—	—	—	—	—	(18,404)	—	(18,404)
Net loss	—	—	—	—	—	—	(31,883)	(31,883)
Balance at September 30, 2023	154,174	$2	104,086	$1	$3,366,212	$15,598	$(2,607,188)	$774,625

	Three Months Ended September 30, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued	624	—	—	—	(176)	—	—	(176)
Conversion from Class B Common Stock to Class A Common Stock	2,788	—	(2,788)	—	—	—	—	—
Stock-based compensation	—	—	—	—	173,631	—	—	173,631
Other comprehensive loss, net of tax	—	—	—	—	—	(6,473)	—	(6,473)
Net loss	—	—	—	—	—	—	(13,741)	(13,741)
Balance at September 30, 2022	148,232	$1	107,248	$1	$2,355,991	$7,391	$(1,882,771)	$480,613

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,883)	$(13,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,084	14,620
Stock-based compensation	235,581	173,631
Deferred income taxes	5,313	1,522
Gain on a non-cash sale of a controlling interest of a subsidiary	(1,378)	(43,092)
Net loss on strategic investments	6,248	11,513
Net foreign currency loss (gain)	181	(3,625)
Other	132	118
Changes in operating assets and liabilities:
Accounts receivable, net	109,488	61,314
Prepaid expenses and other assets	(23,056)	(22,677)
Accounts payable	(33,025)	31,147
Accrued expenses and other liabilities	(71,331)	(108,443)
Deferred revenue	(44,398)	(9,845)
Net cash provided by operating activities	166,956	92,442
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(600)
Purchases of property and equipment	(3,669)	(16,496)
Purchases of strategic investments	(3,750)	(8,350)
Purchases of marketable securities and other investments	(69,363)	(10,000)
Proceeds from maturities of marketable securities	—	28,950
Proceeds from sales of marketable securities and strategic investments	19,879	258
Net cash used in investing activities	(56,903)	(6,238)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(65,879)	—
Proceeds from other financing arrangements	—	1,396
Net cash provided by (used in) financing activities	(65,879)	1,396
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,280)	(4,939)
Net increase in cash, cash equivalents, and restricted cash	40,894	82,661
Cash, cash equivalents, and restricted cash at beginning of period	2,103,915	1,386,686
Net decrease in cash and cash equivalents included in assets held for sale	—	602
Cash, cash equivalents, and restricted cash at end of period	$2,144,809	$1,469,949

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$2,143,530	$1,468,571
Restricted cash included in other non-current assets	1,279	1,378
Total cash, cash equivalents, and restricted cash	$2,144,809	$1,469,949
Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$44,054	$29,220
Interest paid, net	16,147	5,575
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	2,482	1,503
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	3,628	—
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation, a Delaware corporation (the “Company”), designs, develops, licenses, and maintains software and provisions software hosting services to help teams organize, discuss, and complete their work. The Company’s primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, and Jira Service Management for team service, management, and support applications.
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2024, for example, refer to the fiscal year ending June 30, 2024.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended September 30, 2023 and 2022.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions in the Company’s condensed consolidated financial statements. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Such management estimates and assumptions include, but are not limited to, the standalone selling price of performance obligations for revenue contracts with multiple performance obligations, useful lives and impairment of long-lived assets, valuation of intangible assets, valuation of strategic investments and income taxes. Actual results could differ materially from these estimates.
Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of its Annual Report on Form 10-K for fiscal year 2023, which was filed with the SEC on August 18, 2023.
Concentration of Credit Risk and Significant Customers
Financial instruments potentially exposing the Company to credit risk consist primarily of cash, cash equivalents, accounts receivable, derivative contracts and investments. The Company holds cash at financial institutions that management believes are high credit, quality financial institutions and invests in investment grade securities rated A- and above. The Company’s derivative contracts expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company enters into master netting agreements with select financial institutions to reduce its credit risk and trades with several counterparties to reduce its concentration risk with any single counterparty. The Company does not have significant exposure to counterparty credit risk at this time. In addition, the Company does not require nor is required to post collateral of any kind related to any foreign currency derivatives.
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of September 30, 2023, one customer, a solution partner, represented more than 10% of the total accounts receivables. As of June 30, 2023, no customer represented more than 10% of the total accounts receivables balance. For the three months ended September 30, 2023 and 2022, no customer represented more than 10% of the total revenues.
New Accounting Standards Not Yet Adopted in Fiscal Year 2024
In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. This ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,405,663	$—	$1,405,663
U.S. treasury securities	—	3,986	3,986
Commercial paper	—	9,971	9,971
Corporate debt securities	—	1,999	1,999
Marketable securities:
U.S. treasury securities	—	13,520	13,520
Agency securities	—	2,935	2,935
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	23,551	23,551
Corporate debt securities	—	44,292	44,292
Derivative financial instruments	—	56,353	56,353
Total assets measured at fair value	$1,405,663	$166,607	$1,572,270

Liabilities measured at fair value
Derivative financial instruments	$—	$19,418	$19,418
Total liabilities measured at fair value	$—	$19,418	$19,418

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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $143.9 million and $140.1 million as of September 30, 2023 and June 30, 2023, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of September 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$13,521	$—	$(1)	$13,520
Agency securities	2,932	3	—	2,935
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	23,551	—	—	23,551
Corporate debt securities	44,350	—	(58)	44,292
Total marketable securities	$94,354	$3	$(59)	$94,298
The Company’s investments of marketable securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit and time deposits	$10,000	$—	$—	$10,000
Total marketable securities	$10,000	$—	$—	$10,000
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	September 30, 2023	June 30, 2023
Due in one year or less	$94,298	$10,000
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2023, the unrealized losses and the related risk of expected credit losses were not material, and as of June 30, 2023, no unrealized losses were recorded.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of September 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$9,049	$—	$(3,350)	$5,699
The Company’s investments of privately held debt securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$8,800	$—	$(3,350)	$5,450
Carrying value of publicly traded and privately held equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative.
The Company did not have any publicly traded equity securities as of September 30, 2023 and the carrying values for privately held equity securities as of September 30, 2023 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$138,550
Cumulative net losses	(398)
Carrying value	$138,152
The carrying values for publicly traded and privately held equity securities as of June 30, 2023 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$10,270	$135,050	$145,320
Cumulative net gains (losses)	9,095	(398)	8,697
Carrying value	$19,365	$134,652	$154,017
Privately held equity securities cumulative net losses are comprised of downward adjustments and impairment of $5.9 million and upward adjustments of $5.5 million as of September 30, 2023 and June 30, 2023.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Unrealized losses recognized on publicly traded equity securities	$—	$(9,808)
Unrealized losses recognized on privately held equity securities including impairment	—	(1,705)
Unrealized losses, net	$—	$(11,513)
Realized gains recognized on sales of publicly traded equity securities	515	—
Gains (losses) on strategic investments, net	$515	$(11,513)
Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$(1,705)
Unrealized gains recognized on privately held equity securities includes upward adjustments from equity securities accounted for under the measurement alternative while unrealized losses recognized on privately held equity securities includes downward adjustments and impairment.
Realized gains recognized on sales of publicly traded equity securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
Equity Method Investment
Vertical First Trust (“VFT”) was established for the construction project associated with the Company’s new global headquarters in Sydney, Australia (the “Australian HQ Property”). In fiscal year 2023, the Company completed a non-cash sale of the controlling interest of VFT to a third-party buyer as part of the contemplated transactions for the buyer to invest in and develop the Australian HQ Property. The Company retained a minority equity interest of 13% in the form of ordinary units in VFT and has significant influence in VFT. The Company’s interest in VFT is accounted for using the equity method in the condensed consolidated financial statements. Under the equity method, the Company records its proportionate share of VFT’s earnings or losses.
As of the date of sale, the Company used a discounted cash flow model to calculate the fair value of its retained equity interest. The fair value of the retained interest is classified as a Level 3 investment in the fair value hierarchy. The inputs to the valuation included observable inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building practical completion date. The maximum exposure to loss related to the Company’s investment in VFT equals the Company’s capital investment.

The following table sets forth the carrying amounts of the equity method investment and the movements during the three months ended September 30, 2023 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(6,762)
Effect of change in exchange rates	(2,392)
Balance as of September 30, 2023	$76,282
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of September 30, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$727,591	$49,015	$776,606	$510,650	$265,956	$776,606
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.77%	0.77%	0.77%		0.77%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$849,811	$35,181	$884,992	$532,059	$352,933	$884,992
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.81%	0.81%	0.81%		0.81%

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	September 30, 2023	June 30, 2023
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$607	$3,177
Interest rate swaps	Prepaid expenses and other current assets	29,319	28,926
Interest rate swaps	Other non-current assets	25,298	28,215
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	1,129	3,892
Total derivative assets		$56,353	$64,210

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$16,487	$9,657
Foreign exchange forward contracts	Other non-current liabilities	763	209
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	2,168	248
Total derivative liabilities		$19,418	$10,114
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Beginning balance of accumulated gains in accumulated other comprehensive loss	$48,170	$24,502
Gross unrealized gains (losses) recognized in other comprehensive loss	(8,070)	286
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	443	514
Recognized in research and development	1,464	3,479
Recognized in marketing and sales	370	406
Recognized in general and administrative	700	1,581
Recognized in interest expense	(7,494)	(2,297)
Ending balance of accumulated gains in accumulated other comprehensive income	$35,583	$28,471

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Equipment	$10,526	$9,298
Computer Hardware and Software	32,908	29,801
Furniture and Fittings	24,853	24,773
Leasehold Improvements and Other	123,475	123,125
Property and equipment, gross	191,762	186,997
Less: accumulated depreciation and impairment	(112,131)	(105,595)
Property and equipment, net	$79,631	$81,402
Depreciation expense was $6.9 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2023	$727,211
Effect of change in exchange rates	(692)
Balance as of September 30, 2023	$726,519
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2023	June 30, 2023	Weighted-Average Remaining Useful Lives (Years)
Acquired Developed Technology	$235,818	$235,818	2
Patents, Trademarks, and Other Rights	33,393	33,393	5
Customer Relationships	129,502	129,502	4
Intangible assets, gross	398,713	398,713
Less: accumulated amortization	(337,871)	(329,641)
Intangible assets, net	$60,842	$69,072
Amortization expense for intangible assets was approximately $8.2 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of September 30, 2023 (in thousands):

Fiscal Years:
Remainder of 2024	$17,999
2025	15,208
2026	12,670
2027	7,839
2028	5,274
Thereafter	1,852
Total future amortization expense	$60,842
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	June 30, 2023
Accrued expenses	$114,745	$107,479
Employee benefits	142,738	191,801
Tax liabilities	65,117	88,748
Customer deposits	11,109	11,784
Derivative liabilities	18,655	9,905
Other payables	9,973	13,414
Total accrued expenses and other liabilities	$362,337	$423,131
9. Debt
Credit Facility
In October 2020, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into a credit agreement (the “Credit Agreement”) establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). The Company used the net proceeds of the Credit Facility for general corporate purposes, including repayment of the then existing indebtedness. The Credit Facility bears interest, at the Company’s option, at a base rate plus a margin up to 0.50% or the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10%, plus a spread of 0.875% to 1.50%, in each case with such margin being determined by the Company’s consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and the Company has the option to request an increase of $250 million in certain circumstances.
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
As of September 30, 2023, $1.0 billion has been drawn under the Term Loan Facility. The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2023, the Company was in compliance with all related covenants.

10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years. During the three months ended September 30, 2023, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in its Annual Report on Form 10-K for fiscal year 2023.
Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 11, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2023.
Total operating lease expenses were $10.3 million and $13.2 million, excluding short-term lease costs and variable lease costs, each of which were immaterial, for the three months ended September 30, 2023 and 2022, respectively.
Right-of-use assets obtained in exchange for new operating lease liabilities were $6.0 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively.
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants filed a motion to dismiss on September 8, 2023, and the plaintiffs filed their opposition on October 23, 2023. The defendants’ reply is currently due November 22, 2023, and a hearing is currently scheduled for January 10, 2024.
In March, April and August 2023, three stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of the Company’s board of directors and certain of its officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; Keane v. Cannon-Brookes, Case No. 1:23-cv-00399; and Azzawi v. Cannon-Brookes, Case No. 1:23-cv-00884. The Company is named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. In May and August 2023, the Court consolidated the Silva, Keane, and Azzawi actions into In re Atlassian Corporation Stockholder Derivative Litigation, Case No. 1:23-cv-00283-GBW (the “Consolidated Action”), and stayed the Consolidated Action pending resolution of any motion(s) to dismiss in the Putative Class Action.
On September 6, 2023, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against the members of the Company’s board of directors and certain of its officers, captioned Capistrano v. Cannon-Brookes, Case No. 4:23-cv-04584 (the “Capistrano Action”). The Company is named as a nominal defendant. The complaint is based largely on the same allegations as the Putative Class Action and the Consolidated Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. On October 31, 2023, the Court stayed the Capistrano Action pending resolution of any motion(s) to dismiss in the Putative Class Action.
The defendants have denied and intend to continue to deny the allegations of wrongdoing and vigorously defend against the claims in each of the Putative Class Action, the Consolidated Action, and the Capistrano Action.

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
11. Revenue
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
As of September 30, 2023, approximately $1.7 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 82% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Americas
United States	$426,191	$357,748
Other Americas	63,337	52,173
Total Americas	$489,528	$409,921
EMEA	378,006	304,278
Asia Pacific	110,241	93,193
Total revenues	$977,775	$807,392
The Company provides different deployment options for its product offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center offerings, which are software licensed for a specified period, and includes support and maintenance services that are bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance services (“Server offerings”). Marketplace and other offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within the Company’s condensed consolidated statements of operations.
The revenues from Server offerings consists of revenue from maintenance services since the Company no longer sells perpetual licenses for its Server offerings. The Company plans to generally end maintenance and support for these Server offerings in February 2024.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Cloud	$604,647	$475,043
Data Center	242,943	171,228
Server	78,752	113,813
Marketplace and other	51,433	47,308
Total revenues	$977,775	$807,392
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$1,545,479	$1,182,680
Additions	933,377	797,546
Revenue	(977,775)	(807,392)
Balance, end of period	$1,501,081	$1,172,834
For the three months ended September 30, 2023 and 2022, approximately 58% and 56% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$53,604	$27,141
Additions	6,114	5,129
Amortization expense	(5,188)	(2,541)
Balance, end of period	$54,530	$29,729
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$19,163	$9,932
Other non-current assets	35,367	19,797
Total	$54,530	$29,729
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

12. Stockholders’ Equity
Stock-based Compensation
A summary of restricted stock unit (“RSU”) activity for the three months ended September 30, 2023 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2023	9,562,918	$235.16	$1,604,753
Granted	6,078,952	200.06	—
Vested	(1,046,736)	247.53	199,371
Forfeited or cancelled	(407,987)	234.41	—
Balance as of September 30, 2023	14,187,147	$219.23	$2,858,852
As of September 30, 2023, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.3 billion, which is expected to be recognized over a weighted-average period of 1.9 years.
During the three months ended September 30, 2023 and 2022, the Company did not grant shares of restricted stock. As of September 30, 2023 and June 30, 2023, there were 3,313 and 6,131 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $0.7 million and $1.0 million as of September 30, 2023 and June 30, 2023, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “Share Repurchase Program”). During the three months ended September 30, 2023, the Company repurchased and subsequently retired approximately 0.3 million shares of its Class A Common Stock for approximately $65.3 million at an average price per share of $187.09. All repurchases were made in open market transactions. As of September 30, 2023, the Company was authorized to purchase a remaining $780.5 million of its Class A Common Stock under the Share Repurchase Program.
13. Net Loss Per Share
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
For the calculation of diluted net loss per share, net loss for basic earnings per share is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Since the Company is in a loss position for all periods reported, basic and diluted net loss per share are the same for all periods as the inclusion of potential dilutive shares would have been anti-dilutive.

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(19,013)	$(12,870)	$(7,916)	$(5,825)
Denominator:
Weighted-average shares outstanding, basic and diluted	153,798	104,109	146,996	108,171
Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.05)	$(0.05)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended September 30,
	2023	2022
Class A Common Stock options	—	1
Class A Common Stock restricted stock units	6,828	4,784
Class A Common Stock restricted stock awards	4	30
Total	6,832	4,815
14. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusts the provision for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s domestic and foreign earnings, current cash taxes in jurisdictions with full valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax provision of $20.9 million on pretax loss of $11.0 million for the three months ended September 30, 2023, as compared to an income tax provision of $8.0 million on pretax loss of $5.7 million for the three months ended September 30, 2022. The income tax provision for the three months ended September 30, 2023 reflects an increase in tax expense primarily attributable to the recognition of reserves for uncertain tax positions and overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation. The Company’s effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to the recognition of a reserve for uncertain tax positions, different tax rates in foreign jurisdictions such as Australia, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia.
Since fiscal year 2020, the Company has been in unilateral advanced pricing agreement (“APA”) negotiations with the Australian Taxation Office (“ATO”) relating to the Company’s transfer pricing arrangements between Australia and the U.S. During fiscal year 2023, the Company discussed with the ATO, for the first time, a framework to finalize its transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). In October 2023, the Company finalized the APA with the ATO and, pursuant to the terms of the agreement, made a cash tax payment of approximately $60.5 million.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company’s assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of September 30, 2023, the Company will continue to maintain a full valuation allowance on its U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.

15. Subsequent Events
In October 2023, the Company entered into a definitive agreement to acquire Loom, Inc. (“Loom”), an asynchronous video messaging tool that helps users communicate through instantly shareable videos. Under the terms of the agreement, the Company will acquire Loom for approximately $975 million, inclusive of Loom’s cash balance, subject to customary adjustments. Total consideration will be comprised of approximately $880 million in cash, and the remainder in the form of the Company’s equity awards, subject to continued vesting provisions. The Company expects to fund the cash consideration through existing cash balances.
The transaction is expected to close in the third quarter of fiscal year 2024, subject to customary closing conditions and required regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2023.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Company Overview
Our mission is to unleash the potential of every team.
Our products help teams organize, discuss and complete shared work — delivering superior outcomes for their organizations.
Our primary products include Jira Software and Jira Work Management for planning and project management, Confluence for content creation and sharing, and Jira Service Management for team service, management and support applications. Together, our products form an integrated system for organizing, discussing and completing shared work, becoming deeply entrenched in how teams collaborate and how organizations run. The Atlassian platform is the common technology foundation for our products that drives connection between teams, information, and workflows. It allows work to flow seamlessly across tools, automates the mundane so teams can focus on what matters, and enables better decision-making based on the data customers choose to put into our products.
Our mission is possible with a deep investment in product development to create and refine high-quality and versatile products that users love. By making our products affordable for organizations of all sizes and transparently sharing our pricing online for most of our products, we generally do not follow the practice of opaque pricing and ad hoc discounting that is typical in the enterprise software industry. We aim to grow our customer base, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries as of September 30, 2023. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
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
We generate revenues primarily in the form of subscription and maintenance fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our product offerings, prices and pricing plans for our products which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention.
Maintenance provides our customers with access to unspecified future updates, upgrades and enhancements and technical product support on an if-and-when-available basis for perpetual license products purchased and operated by our customers on their premises (“Server offerings”). Maintenance revenue combined with our subscription revenue business, through our Cloud and Data Center offerings, results in a large recurring revenue base. In each of the past three fiscal years, more than 80% of our total revenues have been of a recurring nature from subscription and maintenance fees.
We no longer sell perpetual licenses or upgrades for our Server offerings and we plan to end maintenance and support for these Server offerings in February 2024, subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings. We will proactively help our customers transition to other versions of our products with our migration tools and programs, customer support teams, and pricing and packaging options.
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We believe that weakening macroeconomic conditions, in part due to rising inflation, increases in interest rates, Russia’s invasion of Ukraine and remaining effects of the COVID-19 pandemic, have impacted our results of operations during the three months ended September 30, 2023. Primarily, we have seen growth from existing customers and the rate of conversion from our free to paid products both moderate beginning in fiscal year 2023, and continuing through the current quarter. We believe these events are largely due to customers impacted by weakening economic conditions. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
Key Business Metrics
We utilize the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Base
We have a history of successfully growing both our total customer base and the spend per customer through growth in users, purchase of new licenses, and adoption of new products. We believe our ability to attract new customers is critical, and expanding within the existing customer base is the primary driver of our success as a business. Typically, new customers begin their journey with Atlassian products with a small footprint by either adopting our free editions or purchasing a single product for a limited number of users. We are focused on continuing to grow our total customer base, specifically on growing the number of customers with more than $10,000 in annualized recurring revenue from our Cloud offerings (“Cloud ARR”), as it measures our ability to successfully expand within our existing customer base.
We define the number of total customers at the end of any particular period as the number of organizations with unique domains with an active subscription for two or more seats. We define the number of customers with Cloud ARR greater than $10,000 using the same definition as total customers with the distinction of having an active Cloud subscription and greater than $10,000 in Cloud ARR. We define Cloud ARR as the annualized recurring revenue run-rate of Cloud subscription agreements at a point in time. We calculate Cloud ARR by taking the Cloud monthly recurring revenue (“Cloud MRR”) run-rate and multiplying it by 12. Cloud MRR for each month is calculated by aggregating monthly recurring revenue from committed contractual amounts at a point in time. Cloud ARR and Cloud MRR should be viewed independently of revenue and do not represent our revenue under U.S. generally accepted accounting principles (“GAAP”), as they are operational metrics that can be affected by contract start and end dates and renewal rates. While a single customer may have distinct departments, operating segments, or subsidiaries with multiple active licenses or subscriptions of our products, if the product deployments share a unique domain name, we only include the customer once for purposes of calculating a customer.
Including single-user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our more than 265,000 customers. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue, and the growth in this cohort demonstrates our ability to expand within our existing customer base.
The following table sets forth our number of customers as of the dates presented:

	As of
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Number of customers with greater than $10,000 in Cloud ARR	34,011	36,191	37,336	38,726	40,103
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

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$166,956	$92,442
Less: Capital expenditures	(3,669)	(16,496)
Free cash flow	$163,287	$75,946
Free cash flow increased by $87.3 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase of free cash flow was primarily attributable to the increase of net cash provided by operating activities and a decrease in capital expenditures. The increase of net cash provided by operating activities was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”

Components of Results of Operations
Sources of Revenues
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide. We also sell on-premises term license agreements for our Data Center offerings, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months, with a majority being one month. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center offerings, we recognize revenue upfront for the portion that relates to the delivery of the term license and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
Maintenance Revenues
Maintenance revenues represent fees earned from providing customers unspecified future updates, upgrades and enhancements and technical product support for perpetual license products on an if-and-when-available basis. Maintenance revenue is recognized ratably over the term of the support period.
Other Revenues
Other revenues primarily include fees received for sales of third-party apps in the Atlassian Marketplace. Technical account management, consulting and training services are also included in other revenues. Revenue from the sale of third-party apps via Atlassian Marketplace is recognized on the date of product delivery given that all of our obligations have been met at that time and on a net basis as we function as the agent in the relationship. Revenue from technical account management is recognized over the time period that the customer has access to the service. Revenue from consulting and training is recognized over time as the services are performed.
We expect subscription revenue to increase and continue to be our primary driver of revenue growth as our customers continue to migrate to our Cloud and Data Center offerings. We no longer sell perpetual licenses or upgrades for our Server offerings and we plan to generally end maintenance and support for these Server offerings in February 2024. Migrating our larger customers to our subscription offerings continues to be one of our most important priorities ahead of Server end of support in February 2024. Consistent with our strategy, our Server business is expected to contract and Maintenance revenue is expected to decline as Server customers migrate to our Cloud and Data Center offerings.
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
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractor costs, contract software development costs, facilities and related overhead costs, and certain IT program expenses. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expense for our employees, including stock-based compensation, marketing and sales programs, consulting and contractor costs, facilities and related overhead costs, and certain IT program expenses. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
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
Net Loss
We incurred a net loss during the three months ended September 30, 2023, primarily attributable to growing our team, specifically focusing on adding research and development personnel to drive continued product innovation, as well as investments in infrastructure to support our Cloud offerings.

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
There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2023.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended September 30,
	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription	$851,982	87%	$650,984	82%
Maintenance	78,598	8	113,565	14
Other	47,195	5	42,843	4
Total revenues	977,775	100	807,392	100
Cost of revenues	178,029	18	139,392	17
Gross profit	799,746	82	668,000	83
Operating expenses:
Research and development	481,738	49	399,006	49
Marketing and sales	193,567	20	160,128	20
General and administrative	143,310	15	142,893	18
Total operating expenses	818,615	84	702,027	87
Operating loss	(18,869)	(2)	(34,027)	(4)
Other income (expense), net	(8,335)	(1)	29,289	3
Interest income	25,226	3	5,143	1
Interest expense	(8,976)	(1)	(6,121)	(1)
Loss before provision for income taxes	(10,954)	(1)	(5,716)	(1)
Provision for income taxes	(20,929)	(2)	(8,025)	(1)
Net loss	$(31,883)	(3)%	$(13,741)	(2)%

Three Months Ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$851,982	$650,984	$200,998	31%
Maintenance	78,598	113,565	(34,967)	(31)
Other	47,195	42,843	4,352	10
Total revenues	$977,775	$807,392	$170,383	21%
Total revenues increased $170.4 million, or 21%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended September 30, 2023, over 90% was attributable to sales to customer accounts existing on or before June 30. 2023.
Subscription revenues increased $201.0 million, or 31%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to subscription services for our Cloud offerings and term-based licenses for our Data Center offerings.
Maintenance revenues decreased $35.0 million, or 31%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and generally plan to end maintenance and support for these products in February 2024.

Other revenues increased $4.4 million, or 10%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in other revenues was primarily attributable to an increase of $4.3 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$604,647	$475,043	$129,604	27%
Data Center	242,943	171,228	71,715	42
Server	78,752	113,813	(35,061)	(31)
Marketplace and other	51,433	47,308	4,125	9
Total revenues	$977,775	$807,392	$170,383	21%
Total revenues by geography were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$489,528	$409,921	$79,607	19%
EMEA	378,006	304,278	73,728	24
Asia Pacific	110,241	93,193	17,048	18
Total revenues	$977,775	$807,392	$170,383	21%
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$178,029	$139,392	$38,637	28%
Gross margin	82%	83%
Cost of revenues increased $38.6 million, or 28%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall increase was primarily attributable to an increase of $18.4 million in compensation expense for employees (which includes an increase of $6.2 million in stock-based compensation), and an increase of $13.8 million in hosting fees paid to third-party providers.
Operating Expenses
Research and Development

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$481,738	$399,006	$82,732	21%
Research and development expenses increased $82.7 million, or 21%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall increase was primarily attributable to an increase of $94.2 million in compensation expenses for employees (which includes an increase of $40.3 million in stock-based compensation) partially offset by a decrease of $13.2 million in professional service fees.
Marketing and Sales

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$193,567	160,128	$33,439	21%
Marketing and sales expenses increased $33.4 million, or 21%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The overall increase was primarily attributable to an increase of $29.6 million in compensation expenses for employees (which includes an increase of $9.1 million in stock-based compensation).

General and Administrative

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$143,310	142,893	$417	—%
General and administrative expenses increased $0.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall increase was primarily attributable to an increase of $10.8 million in compensation expenses for employees (which included an increase of $6.3 million in stock-based compensation), partially offset by a decrease of $6.3 million in professional service fees, and a decrease in legal fees and office expenses.
Other Income and Expense

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other income (expense), net	$(8,335)	$29,289	$(37,624)	(128)%
Other income (expense), net decreased $37.6 million, or 128%, in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in other income (expense) was primarily attributable to a decrease of $43.1 million gain from a non-cash sale of a controlling interest of a subsidiary recorded during the three months ended September 30, 2022 and an increase of $6.8 million to record our share of loss from an equity method investment recorded during the three months ended September 30, 2023.
Interest Income

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest income	25,226	5,143	$20,083	390%
Interest income increased $20.1 million, or 390% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in investment income as a result of increased investment balances and increased interest rates.
Interest Expense

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(8,976)	$(6,121)	$(2,855)	47%
Interest expense increased $2.9 million, or 47% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in interest expense from our Credit Facility (as defined below) as a result of increased interest rates.
Provision for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(20,929)	$(8,025)	$(12,904)	**
Effective tax rate	**	**
**    Not meaningful
We reported an income tax provision of $20.9 million on pretax loss of $11.0 million for the three months ended September 30, 2023, as compared to an income tax provision of $8.0 million on pretax loss of $5.7 million for the three months ended September 30, 2022. The income tax provision for the three months ended September 30, 2023 reflects an increase in tax provision primarily attributable to the overall growth in foreign jurisdictions associated with an increase in profit and non-deductible stock-based compensation and recognition of a reserve for uncertain tax positions. Since fiscal year 2020, we have been in unilateral advanced pricing agreement (“APA”) negotiations with the Australian Taxation Office (“ATO”) relating to our transfer pricing arrangements between Australia and the U.S. During fiscal year 2023, we discussed with ATO, for the first time, a framework to finalize our transfer pricing arrangements for the proposed APA period (tax years ended June 30, 2019 to June 30, 2025). In October 2023, we finalized the APA with the ATO and, pursuant to the terms of the agreement, made a cash tax payment of approximately $60.5 million.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to the recognition of reserves for uncertain tax positions, different tax rates, non-deductible stock-based compensation in foreign jurisdictions, and full valuation allowances in the U.S. and Australia. See Note 14, “Income Tax,” to the notes to our condensed consolidated financial statements for additional information.
Our future effective annual tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, level of profit before tax, accounting for uncertain tax positions, business combinations and changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws.
A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents totaling $2.1 billion, short-term investments totaling $94.3 million and accounts receivables totaling $368.3 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$166,956	$92,442
Net cash used in investing activities	(56,903)	(6,238)
Net cash provided by (used in) financing activities	(65,879)	1,396
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,280)	(4,939)
Net increase in cash, cash equivalents, and restricted cash	$40,894	$82,661
Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, expense associated with stock-based awards, and gain on non-cash sale of controlling interest of a subsidiary, the timing of employee-related costs such as bonus payments, collections from our customers, which is our largest source of operating cash flows, income tax payment and changes in other working capital accounts.
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
Net cash provided by operating activities increased by $74.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The net increase was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Net cash used in investing activities increased by $50.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The net increase was primarily attributable to an increase in net outflows of $88.3 million from marketable securities activity, offset by an increase in net inflows of $24.2 million from strategic investment activity and a decrease of $12.8 million from purchases of property and equipment.

Net cash used in financing activities increased by $67.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The net cash used in financing activities was primarily attributable to repurchases of Class A Common Stock of $65.9 million during the three months ended September 30, 2023.
Material Cash Requirements
Debt
In October 2020, Atlassian US, Inc. entered into a credit agreement establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). We have fully drawn the Term Loan Facility, and we have full access to the $500 million under the Revolving Credit Facility. The Credit Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Term Loan in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). During the three months ended September 30, 2023, we repurchased approximately 0.3 million shares of our Class A Common Stock for approximately $65.3 million at an average price per share of $187.09. All repurchases were made in open market transactions. As of September 30, 2023, we were authorized to purchase a remaining $780.5 million of our Class A Common Stock under the Share Repurchase Program.
Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space including obligations for leases that have not yet commenced. There were no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for fiscal year 2023.
Other Future Obligations
In October 2023, we entered into a definitive agreement to acquire Loom, Inc. (“Loom”), an asynchronous video messaging tool that helps users communicate through instantly shareable videos. Under the terms of the agreement, we will acquire Loom for approximately $975 million, inclusive of Loom’s cash balance, subject to customary adjustments. Total consideration will be comprised of approximately $880 million in cash, and the remainder in Atlassian equity awards, subject to continued vesting provisions. We expect to fund the cash consideration through existing cash balances.
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
As of September 30, 2023, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit. Excludes expenses related to stock-based compensation, and amortization of acquired intangible assets.
•Non-GAAP operating income and non-GAAP operating margin. Excludes expenses related to stock-based compensation, and amortization of acquired intangible assets.
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax adjustments.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three months ended September 30, 2023 and 2022 (in thousands, except percentage and per share data):

	Three Months Ended September 30,
	2023	2022
Gross profit
GAAP gross profit	$799,746	$668,000
Plus: Stock-based compensation	16,821	10,613
Plus: Amortization of acquired intangible assets	5,772	5,697
Non-GAAP gross profit	$822,339	$684,310
Operating income
GAAP operating loss	$(18,869)	$(34,027)
Plus: Stock-based compensation	235,581	173,631
Plus: Amortization of acquired intangible assets	8,231	8,296
Non-GAAP operating income	$224,943	$147,900
Operating margin
GAAP operating margin	(2)%	(4)%
Plus: Stock-based compensation	24%	21%
Plus: Amortization of acquired intangible assets	1%	1%
Non-GAAP operating margin	23%	18%
Net income
GAAP net loss	$(31,883)	$(13,741)
Plus: Stock-based compensation	235,581	173,631
Plus: Amortization of acquired intangible assets	8,231	8,296
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(1,378)	(43,091)
Less: Income tax adjustments (1)	(41,571)	(32,548)
Non-GAAP net income	$168,980	$92,547
Net income per share
GAAP net loss per share - diluted	$(0.12)	$(0.05)
Plus: Stock-based compensation	0.91	0.68
Plus: Amortization of acquired intangible assets	0.03	0.03
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	(0.01)	(0.17)
Less: Income tax adjustments (1)	(0.16)	(0.13)
Non-GAAP net income per share - diluted	$0.65	$0.36
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	257,907	255,167
Plus: Dilution from dilutive securities (2)	1,008	1,041
Weighted-average shares used in computing diluted non-GAAP net income per share	258,915	256,208
Free cash flow
GAAP net cash provided by operating activities	$166,956	$92,442
Less: Capital expenditures	(3,669)	(16,496)
Free cash flow	$163,287	$75,946

(1) In the first quarter of fiscal year 2024, we began to utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2024, we determined the projected non-GAAP tax rate to be 27%. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where the company operates.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended September 30, 2023 and 2022 because the effect would have been anti-dilutive.
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
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of September 30, 2023, we had cash and cash equivalents totaling $2.1 billion and short-term investments totaling $94.3 million.
There have been no material changes to our market risk during the three months ended September 30, 2023. For quantitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming us and certain of our officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of our securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants filed a motion to dismiss on September 8, 2023, and the plaintiffs filed their opposition on October 23, 2023. The defendants’ reply is currently due November 22, 2023, and a hearing is currently scheduled for January 10, 2024.
In March, April and August 2023, three stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of our board of directors and certain of our officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; Keane v. Cannon-Brookes, Case No. 1:23-cv-00399; and Azzawi v. Cannon-Brookes, Case No. 1:23-cv-00884. We are named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to our disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of

Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on our behalf. In May and August 2023, the Court consolidated the Silva, Keane, and Azzawi actions into In re Atlassian Corporation Stockholder Derivative Litigation, Case No. 1:23-cv-00283-GBW (the “Consolidated Action”), and stayed the Consolidated Action pending resolution of any motion(s) to dismiss in the Putative Class Action.
On September 6, 2023, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against the members of our board of directors and certain of our officers, captioned Capistrano v. Cannon-Brookes, Case No. 4:23-cv-04584 (the “Capistrano Action”). We are named as a nominal defendant. The complaint is based largely on the same allegations as the Putative Class Action and the Consolidated Action, including allegations relating to our disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on our behalf. On October 31, 2023, the Court stayed the Capistrano Action pending resolution of any motion(s) to dismiss in the Putative Class Action.
The defendants have denied and intend to continue to deny the allegations of wrongdoing and vigorously defend against the claims in each of the Putative Class Action, the Consolidated Action, and the Capistrano Action.
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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, intellectual property, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited, to the following:

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
•Legal, regulatory, social, and ethical issues relating to the use of new and evolving technologies, such as artificial intelligence (“AI”) and machine learning, in our offerings may result in reputational harm and liability
•If our security measures are breached or unauthorized or inappropriate access to customer data is otherwise obtained, our products may be perceived as insecure, we may lose existing customers or fail to attract new customers, and we may incur significant liabilities.
•Interruptions or performance problems associated with our technology and infrastructure could harm our business and results of operations.
•Real or perceived errors, failures, vulnerabilities, or bugs in our products or in the products on Atlassian Marketplace could harm our business and results of operations.
•Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
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
We have been growing rapidly over the last several years, and as a result our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the recent weakening economic conditions. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
We may not be able to sustain our revenue growth rate or achieve profitability in the future.

Our historical growth rate should not be considered indicative of our future performance and may decline in the future. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, beginning in the first quarter of fiscal year 2023, we have seen growth from existing customers moderate, which we believe is due to customers being impacted by weakening economic conditions. Additionally, beginning in February 2021, we ceased sales of new perpetual licenses for our products, and beginning in February 2022, we ceased sales of upgrades to these on-premises versions of our products. Subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings, we also plan to end maintenance and support for these on-premises versions of our products in February 2024. If our customers do not transition from our on-premises offerings to our Cloud or Data Center offerings prior to February 2024, our revenue growth rates and profitability may be negatively impacted.
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
The adverse public health developments of COVID-19, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to increased macroeconomic and market volatility. It has also disrupted the normal operations of many businesses, including ours. We now allow most employees the flexibility to work remotely indefinitely as part of our “Team Anywhere” policy. Our remote-work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity risks and increased costs, and impair our ability to effectively manage our business, which may negatively impact our business, results of operations, and financial condition. We are actively monitoring the impacts of the situation and may continue to adjust our current policies and practices.
Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and slowing economic conditions have contributed to the failures of banking institutions, such as Silicon Valley Bank and First Republic Bank. While we have not had any direct exposure to recently failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents, and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.
The extent to which these factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time, including, but not limited to, the continued duration and spread of the COVID-19 outbreak and related variants, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, the effectiveness of current vaccine and therapeutic treatments, and the extent to which normal economic and operating conditions continue to resume, future developments regarding Russia’s invasion of Ukraine, continued inflationary pressures and governmental actions, such as interest rate increases to respond to such pressures, the effects of U.S. political instability, and the effects of recent unrest in the Middle East. As a result of these and other recent macroeconomic events, we have seen the growth from existing customers moderate and experienced volatility in the trading prices for our Class A Common Stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock.
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
Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, such as AI and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
We currently offer and sell both on-premises (Server and Data Center) and Cloud offerings of certain of our products. For these products, our Cloud offering enables quick setup and subscription pricing, while our on-premises offering permits more customization, a perpetual or term license fee structure, and complete application control. Although a substantial majority of our revenue was historically generated from customers using our on-premises products, over time our customers have moved and will continue to move to our Cloud offerings, and our Cloud offerings will become more central to our distribution model. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our Server products, and beginning in February 2022, we ceased sales of upgrades to these versions of our products. Subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings, we also plan to end maintenance and support for Server versions of our products in February 2024. We may be subject to additional competitive and pricing pressures for our Cloud offerings compared to our on-premises offerings, which could harm our business. Further, revenues from our Cloud offerings are typically lower in the initial year compared to our on-premises offerings, which may impact our near-term revenue growth rates and margins, and we incur higher or additional costs to supply our Cloud offerings, such as fees associated with hosting our cloud infrastructure. Additionally, we offered discounts to certain of our enterprise-level Server customers to incentivize migration to our Cloud offerings, which impacted our near-term revenue growth. If our customers do not transition from our Server offerings to our Cloud or Data Center offerings prior to February 2024, our revenue growth rates and profitability may be negatively impacted. If our Cloud offerings do not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our on-premises products due to our increased focus on our Cloud offerings or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
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
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions, including the impacts on us or our customers, partners and suppliers from inflation and interest rate increases. We may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or subscriptions or renew their subscriptions or maintenance plans, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
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
We have experienced and expect to continue to experience rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. We operate globally and sell our products to customers in approximately 200 countries. Further, we have employees in Australia, the U.S., the United Kingdom (the “UK”), the Netherlands, the Philippines, Poland, India, Turkey, Canada, Japan, Germany, France, New Zealand and South Korea, and a substantial number of our employees have been with us for fewer than 24 months. We plan to continue to invest in and grow our team, and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse and growing employee base.
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
•general economic conditions, such as recent inflation and interest rate increases, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, and maintenance plans, delay a prospective customer’s purchasing decisions, reduce the value of new license, subscription, or maintenance plans, or affect customer retention;
•the impact of U.S. and international political and social unrest, armed conflict, natural disasters, climate change, diseases and pandemics, and any associated economic downturn, on our results of operations and financial performance;
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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of license, subscription or maintenance revenue for our products, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit, such as is currently the case in the U.S. and abroad. In addition, recent increases in interest rates could make any debt financing that we are able to secure much more expensive than in the past. Our current Credit Facility (defined below) contains certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Our business model is based in part on selling our products at prices lower than competing products from other commercial vendors. For example, we offer entry-level or free pricing for certain products for small teams at a price that typically does not require capital budget approval and is orders-of-magnitude less than the price of traditional enterprise software. As a result, our software is frequently purchased by first-time customers to solve specific problems and not as part of a strategic technology purchasing decision. We have historically increased, and will continue to increase, prices from time to time. As competitors enter the market with low cost or free alternatives to our products, it may become increasingly difficult for us to compete effectively and our ability to garner new customers could be harmed. Additionally, some customers may consider our products to be discretionary purchases, which may contribute to reduced demand for our offerings in times of economic uncertainty, inflation and interest rate increases. If we are unable to sell our software in high volume, across new and existing customers, our business, results of operations and financial condition could be harmed.
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
We operate the Atlassian Marketplace, an online marketplace, for selling third-party, as well as Atlassian-built, apps. We rely on the Atlassian Marketplace to supplement our promotional efforts and build awareness of our products, and we believe that third-party apps from the Atlassian Marketplace facilitate greater usage and customization of our products. If we do not continue to add new vendors and developers, are unable to sufficiently grow the number of cloud apps our customers demand, or our existing vendors and developers stop developing or supporting the apps that they sell on the Atlassian Marketplace, our business could be harmed.
In addition, third-party apps on the Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and, in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our products, lead to data loss or unauthorized access to customer data, they may damage our brand and reputation, and affect the continued use of our products, which could harm our business, results of operations and financial condition.
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
In October 2020, Atlassian US, Inc. entered into a credit agreement establishing a $1 billion senior unsecured delayed-draw term loan facility and a $500 million senior unsecured revolving credit facility (together, the “Credit Facility”). Our Credit Facility requires compliance with various financial and non-financial covenants, including affirmative covenants relating to the provision of periodic financial statements, compliance certificates and other notices, maintenance of properties and insurance, payment of taxes and compliance with laws and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens and mergers, dissolutions, consolidations and dispositions. The Credit Facility also provides for a number of events of default, including, among others, failure to make a payment, bankruptcy, breach of a covenant or representation and warranty, default under material indebtedness (other than the Credit Facility), change of control and judgment defaults.
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

In addition, our Credit Facility has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates, such as has occurred recently and may occur in the future, may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not eliminate, the impact of unfavorable changes in interest rates. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.
We have amended our Credit Facility to utilize the Secured Overnight Financing Right (“SOFR”) to calculate the amount of accrued interest on any borrowings in place of the London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
If we are not able to maintain and enhance our brand, our business, results of operations, and financial condition could be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our and our solution partners’ marketing efforts, our ability to continue to develop high-quality products, our ability to minimize and respond to errors, failures, outages, vulnerabilities, or bugs, and our ability to successfully differentiate our products from competitive products. In addition, independent industry analysts often provide analyses of our products, as well as the products offered by our competitors, and perception of the relative value of our products in the marketplace may be significantly influenced by these analyses. If these analyses are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
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
Legal, regulatory, social, and ethical issues relating to the use of new and evolving technologies, such as AI and machine learning, in our offerings may result in reputational harm and liability.
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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, we recently announced that we signed a definitive agreement with Loom, Inc., an asynchronous video messaging tool that helps users communicate through instantly shareable videos. We also may enter into strategic relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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
We have strategic investments in privately held companies, and, in the past, publicly traded companies, in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation relative to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data.
Privately held companies in which we invest have in the past and others may in the future undertake an initial public offering. We may also decide to invest in companies in connection with or as part of such company’s initial public offering or other transactions directly or indirectly resulting in it being publicly traded. Therefore, our investment strategy and portfolio have also expanded in the past to include public companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
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
On September 30, 2022, we completed a redomestication that resulted in Atlassian Corporation becoming our publicly traded parent company, replacing Atlassian Corporation Plc, a public company limited by shares, incorporated under the laws of England and Wales (the “U.S. Domestication”). We believe that the U.S. Domestication will increase access to a broader set of investors, support inclusion in additional stock indices, streamline our corporate structure, and provide more flexibility in accessing capital and, as a result, will be beneficial to our business and operations, the holders of our ordinary shares, and other stakeholders. The success of the U.S. Domestication will depend, in part, on our ability to realize the anticipated benefits associated with the U.S. Domestication and associated reorganization of our corporate structure. There can be no assurance that all of the anticipated benefits of the U.S. Domestication will be achieved, particularly as the achievement of the benefits are subject to factors that we do not and cannot control.
We expect to incur additional costs related to the U.S. Domestication, including recurring costs resulting from financial reporting obligations of being a “domestic issuer” as opposed to a “foreign private issuer” in the United States.
We will incur additional legal, accounting and other expenses that may exceed the expenses we incurred prior to the U.S. Domestication. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the listing requirements of the Nasdaq Global Select Market. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. While we were subject to many of these requirements prior to the U.S. Domestication, additional legal and accounting requirements apply to us following the U.S. Domestication. Our management and other personnel will need to devote additional time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.
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
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, including from state actors, or employee, vendor or contractor error or malfeasance, and other causes. In October 2023, we discovered that a known state threat actor was actively exploiting a vulnerability in the Server and Data Center offerings of our Confluence product. We created and issued a patch to resolve the vulnerability and worked with affected customers to identify any unauthorized access. Additionally, the ongoing Russian invasion of Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against non-Russian companies. Additionally, we have transitioned to a remote-first “Team Anywhere” work environment that may pose additional data security risks.
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
Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on the products we offer, the proprietary data processed through our services, and, ultimately, on our business.
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
Real or perceived errors, failures, vulnerabilities, or bugs in our products or in the products on Atlassian Marketplace could harm our business and results of operations.
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
Privacy concerns and laws as well as evolving regulation of cloud computing, AI services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers. In addition, new U.S. data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The EU has been developing new requirements related to the use of data, including in the Digital Services Act, that may impose additional rules and restrictions on the use of the data in our products and services.
In addition, various safe harbors have historically been provided to those who hosted content provided by others, such as safe harbors from monetary damages for copyright infringement arising from copyrighted content provided by customers and others, and for defamation and other torts arising from information provided by customers and others. There is an increasing demand for repealing or limiting these safe harbors by either judicial decision or legislation, and we have active legal proceedings that have been impacted by the repeal or limiting of safe harbors that were previously available to us. Loss of these safe harbors may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct.
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of privacy regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision creates uncertainty around the validity of all EU-to-U.S. data transfers. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. As a result, regulators may be inclined to interpret the CJEU’s decision, and the logic behind it, as significantly restricting certain cross-border transfers. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. As another example, countries are considering legal frameworks on AI, which is a trend that may increase now that the EC has proposed the first such framework.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ users, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. We have adopted and continue to adopt data residency in certain territories. These services may enhance our ability to attract and retain customers operating in the relevant jurisdictions, but may also increase the cost and complexity of supporting those customers, the scope of our residency offering may not align with customer needs, and our customers may request similar offerings in other territories.
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
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
Finally, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ users to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud offerings.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, we recently entered into an unilateral advanced pricing agreement with the Australian Tax Office in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, the Tax Cuts and Jobs Act (“TCJA”), signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal year 2023. The TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. Although Congress is considering legislation that would defer or eliminate the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable to us in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
In March 2018, the EC proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the EU. As collaborative efforts by the OECD and EC continue, some countries have unilaterally moved to introduce their own digital service tax or equalization levy to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, Spain, the UK, Turkey and India have enacted this tax, generally 2% on specific in-scope sales above a revenue threshold. The EU and the UK have established a mandate that focuses on the transparency of cross-border arrangements concerning at least one EU member state through mandatory disclosure and exchange of cross-border arrangements rules. These regulations (known as MDR in the UK and DAC 6 in the EU) require taxpayers to disclose certain transactions to the tax authorities resulting in an additional layer of compliance and require careful consideration of the tax benefits obtained when entering into transactions that need to be disclosed.
The OECD has proposed significant changes to the international tax law framework in the form of the Pillar Two proposal. The proposal aims to provide a set of coordinated rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions and to implement a 15% global minimum tax. A number of countries have agreed to implement the proposal, including the member states of the EU, which are required to codify the rules into domestic law by December 31, 2023. Pillar Two is being enacted progressively in the many of the countries in which we operate. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
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
We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable to the products we sell in certain jurisdictions. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements could harm our results of operations.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive officers and qualified board members.
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

We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend time and resources to comply with these requirements. Additionally, as a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. In addition, the pressures of operating a public company may divert management’s attention to delivering short-term results, instead of focusing on long-term strategy. Additionally, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with new requirements that may become applicable to us over time. If we fall out of compliance, we risk becoming subject to litigation or being delisted, among other potential problems.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of Class A Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources.
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
Federal, state, local and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the technology industry or the industries in which are customers operate, including imposing taxes, fees, or other charges. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators in various jurisdictions have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, the implementation of a cybersecurity Executive Order released in May 2021 may result in further changes and enhancements to compliance and incident reporting standards in order to obtain certain public sector contracts in the future. Additionally, in July 2023, the SEC adopted rules requiring the disclosure of specified elements of cybersecurity risk management, strategy and governance and requiring the disclosure of material cybersecurity incidents within a short time period. If we are unable to comply with these rules, guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed.
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
Finally, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that we may incorporate into our offerings, such as AI and machine learning, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities.
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
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union and California. We publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of September 30, 2023, stockholders who hold our Class B Common Stock collectively hold approximately 87% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 87% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, macroeconomic factors such as inflationary pressures or recession, war, including recent unrest in the Middle East and Russia’s invasion of Ukraine, financial institution instability, incidents of terrorism, or responses to these events.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2023, we had 154,177,836 outstanding Class A Common Stock and 104,085,737 outstanding convertible Class B Common Stock.
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

•weak economic conditions which could arise in each country or region in which we operate or sell our products, including due to rising inflation or hyperinflation, such as is occurring in Turkey, and related interest rate increases, or general political and economic instability around the world, including as a result of recent unrest in the Middle East and Russia’s invasion of Ukraine;
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
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes; and
•geopolitical risks, such as political and economic instability, including in the U.S., and changes in diplomatic and trade relations.
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
Given the global nature of our business, we may have diversified U.S. and non-U.S. investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, including from impacts of inflation, recent unrest in the Middle East and Russia’s invasion of Ukraine, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchases of our Class A Common Stock for the three months ended September 30, 2023 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2023	174	$174.20	174	$815,569
August 2023	12	169.15	12	813,486
September 2023	163	202.17	163	780,507
Total	349		349
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

10.1†«
Deed of Amendment (No. 2), dated August 28, 2023, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.
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

ATLASSIAN CORPORATION

Date: November 3, 2023	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)