Form 10-Q
period 2023-12-31
Atlassian Corp
filed 2024-02-02
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 26, 2024, there were 157,364,829 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 102,041,969 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,460,497	$2,102,550
Marketable securities	150,831	10,000
Accounts receivable, net	526,379	477,678
Prepaid expenses and other current assets	133,834	146,136
Total current assets	2,271,541	2,736,364
Non-current assets:
Property and equipment, net	78,095	81,402
Operating lease right-of-use assets	189,195	184,195
Strategic investments	223,405	225,538
Intangible assets, net	329,010	69,072
Goodwill	1,285,896	727,211
Deferred tax assets	3,859	9,945
Other non-current assets	68,497	73,052
Total assets	$4,449,498	$4,106,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,469	$159,293
Accrued expenses and other current liabilities	410,377	423,131
Deferred revenue, current portion	1,451,023	1,362,736
Operating lease liabilities, current portion	46,230	44,930
Term loan facility, current portion	50,000	37,500
Total current liabilities	2,118,099	2,027,590
Non-current liabilities:
Deferred revenue, net of current portion	202,860	182,743
Operating lease liabilities, net of current portion	237,481	237,835
Term loan facility, net of current portion	937,180	962,093
Deferred tax liabilities	16,819	10,669
Other non-current liabilities	32,136	31,177
Total liabilities	3,544,575	3,452,107
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 156,359,427 and 152,442,673 issued and outstanding at December 31, 2023 and June 30, 2023, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 103,047,371 and 105,124,103 issued and outstanding at December 31, 2023 and June 30, 2023, respectively	1	1
Additional paid-in capital	3,656,057	3,130,631
Accumulated other comprehensive income	38,664	34,002
Accumulated deficit	(2,789,801)	(2,509,964)
Total stockholders’ equity	904,923	654,672
Total liabilities and stockholders’ equity	$4,449,498	$4,106,779
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Subscription	$932,181	$711,199	$1,784,163	$1,362,183
Maintenance	69,102	106,023	147,700	219,588
Other	58,827	55,482	106,022	98,325
Total revenues	1,060,110	872,704	2,037,885	1,680,096
Cost of revenues (1) (2)	194,536	155,945	372,565	295,337
Gross profit	865,574	716,759	1,665,320	1,384,759
Operating expenses:
Research and development (1) (2)	536,779	473,676	1,018,517	872,682
Marketing and sales (1) (2)	220,513	186,191	414,080	346,319
General and administrative (1)	157,344	156,131	300,654	299,024
Total operating expenses	914,636	815,998	1,733,251	1,518,025
Operating loss	(49,062)	(99,239)	(67,931)	(133,266)
Other income (expense), net	(4,639)	(6,749)	(12,974)	22,540
Interest income	22,593	8,963	47,819	14,106
Interest expense	(9,001)	(7,508)	(17,977)	(13,629)
Loss before provision for income taxes	(40,109)	(104,533)	(51,063)	(110,249)
Provision for income taxes	(44,360)	(100,498)	(65,289)	(108,523)
Net loss	$(84,469)	$(205,031)	$(116,352)	$(218,772)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.33)	$(0.80)	$(0.45)	$(0.86)
Diluted	$(0.33)	$(0.80)	$(0.45)	$(0.86)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	258,601	255,874	258,254	255,520
Diluted	258,601	255,874	258,254	255,520
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$19,213	$18,553	$36,034	$29,166
Research and development	187,819	169,342	338,265	279,471
Marketing and sales	38,168	38,156	70,449	61,351
General and administrative	44,645	39,734	80,678	69,428
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$7,056	$5,697	$12,828	$11,394
Research and development	93	93	187	187
Marketing and sales	2,712	2,506	5,077	5,011
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(84,469)	$(205,031)	$(116,352)	$(218,772)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	7,256	6,285	1,495	(4,292)
Net change in unrealized gain on marketable and privately held debt securities	87	1,085	31	1,220
Net gain on cash flow hedging derivative instruments	15,723	28,755	3,136	32,724
Other comprehensive income, before tax	23,066	36,125	4,662	29,652
Income tax effect	—	—	—	—
Other comprehensive income, net of tax	23,066	36,125	4,662	29,652
Total comprehensive loss, net of tax	$(61,403)	$(168,906)	$(111,690)	$(189,120)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	154,174	$2	104,086	$1	$3,366,212	$15,598	$(2,607,188)	$774,625
Common stock issued	1,374	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,039	—	(1,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	289,845	—	—	289,845
Repurchases of Class A Common Stock	(530)	—	—	—	—	—	(98,144)	(98,144)
Other comprehensive income, net of tax	—	—	—	—	—	23,066	—	23,066
Net loss	—	—	—	—	—	—	(84,469)	(84,469)
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923

	Three Months Ended December 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	148,232	$1	107,248	$1	$2,355,991	$7,391	$(1,882,771)	$480,613
Common stock issued	788	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	265,785	—	—	265,785
Other comprehensive income, net of tax	—	—	—	—	—	36,125	—	36,125
Net loss	—	—	—	—	—	—	(205,031)	(205,031)
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Six Months Ended December 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	2,422	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	2,077	—	(2,077)	—	—	—	—	—
Stock-based compensation	—	—	—	—	525,426	—	—	525,426
Repurchases of Class A Common Stock	(879)	—	—	—	—	—	(163,485)	(163,485)
Other comprehensive income, net of tax	—	—	—	—	—	4,662	—	4,662
Net loss	—	—	—	—	—	—	(116,352)	(116,352)
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923

	Six Months Ended December 31, 2022
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued	1,412	—	—	—	(176)	—	—	(176)
Conversion from Class B Common Stock to Class A Common Stock	2,788	—	(2,788)	—	—	—	—	—
Stock-based compensation	—	—	—	—	439,416	—	—	439,416
Other comprehensive income, net of tax	—	—	—	—	—	29,652	—	29,652
Net loss	—	—	—	—	—	—	(218,772)	(218,772)
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss	$(84,469)	$(205,031)	$(116,352)	$(218,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,012	15,476	32,096	30,096
Stock-based compensation	289,845	265,785	525,426	439,416
Deferred income taxes	(8,618)	3,291	(3,305)	4,813
Gain on a non-cash sale of a controlling interest of a subsidiary	—	(2,066)	(1,378)	(45,158)
Net loss on strategic investments	1,442	7,563	7,690	19,076
Net foreign currency loss (gain)	2,237	(2,203)	2,418	(5,828)
Other	154	112	286	230
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(156,163)	(107,805)	(46,675)	(46,491)
Prepaid expenses and other assets	(486)	(2,690)	(23,542)	(25,367)
Accounts payable	33,648	18,587	623	49,734
Accrued expenses and other liabilities	59,140	58,260	(12,191)	(50,183)
Deferred revenue	135,852	101,246	91,454	91,401
Net cash provided by operating activities	289,594	150,525	456,550	242,967
Cash flows from investing activities:
Business combinations, net of cash acquired	(844,727)	—	(844,727)	(600)
Purchases of property and equipment	(5,333)	(4,040)	(9,002)	(20,536)
Purchases of strategic investments	(250)	(1,100)	(4,000)	(9,450)
Purchases of marketable securities and other investments	(69,783)	—	(139,146)	(10,000)
Proceeds from maturities of marketable securities	16,150	18,750	16,150	47,700
Proceeds from sales of marketable securities and strategic investments	41,513	363	61,392	621
Net cash provided by (used in) investing activities	(862,430)	13,973	(919,333)	7,735
Cash flows from financing activities:
Principal payments of term loan facility	(12,500)	—	(12,500)	—
Repurchases of Class A Common Stock	(101,773)	—	(167,652)	—
Proceeds from other financing arrangements	—	—	—	1,396
Net cash provided by (used in) financing activities	(114,273)	—	(180,152)	1,396
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,063	3,522	783	(1,417)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(683,046)	168,020	(642,152)	250,681
Cash, cash equivalents, and restricted cash at beginning of period	2,144,809	1,469,949	2,103,915	1,386,686
Net decrease in cash and cash equivalents included in assets held for sale	—	—	—	602
Cash, cash equivalents, and restricted cash at end of period	$1,461,763	$1,637,969	$1,461,763	$1,637,969

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,460,497	$1,636,615	$1,460,497	$1,636,615
Restricted cash included in other non-current assets	1,266	1,354	1,266	1,354
Total cash, cash equivalents, and restricted cash	$1,461,763	$1,637,969	$1,461,763	$1,637,969

Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	2,597	1,385	2,597	1,385
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three and six months ended December 31, 2023 and 2022.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of December 31, 2023 and June 30, 2023, no customer represented more than 10% of the total accounts receivable balance. For the three and six months ended December 31, 2023 and 2022, no customer represented more than 10% of total revenues.
New Accounting Standards Not Yet Adopted in Fiscal Year 2024
In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. This ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and requires retrospective application to all prior periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$782,695	$—	$782,695
Commercial paper	—	7,546	7,546
Corporate debt securities	—	2,995	2,995
Marketable securities:
U.S. treasury securities	—	38,835	38,835
Agency securities	—	2,972	2,972
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	43,243	43,243
Corporate debt securities	—	55,781	55,781
Derivative financial instruments	—	57,992	57,992
Total assets measured at fair value	$782,695	$219,364	$1,002,059

Liabilities measured at fair value
Derivative financial instruments	$—	$1,848	$1,848
Total liabilities measured at fair value	$—	$1,848	$1,848
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $142.7 million and $140.1 million as of December 31, 2023 and June 30, 2023, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of December 31, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$38,820	$15	$—	$38,835
Agency securities	2,972	—	—	2,972
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	43,243	—	—	43,243
Corporate debt securities	55,765	25	(9)	55,781
Total marketable securities	$150,800	$40	$(9)	$150,831
The Company’s investments of marketable securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit and time deposits	$10,000	$—	$—	$10,000
Total marketable securities	$10,000	$—	$—	$10,000
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	December 31, 2023	June 30, 2023
Due in one year or less	$150,831	$10,000
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2023, the unrealized losses and the related risk of expected credit losses were not material, and as of June 30, 2023, no unrealized losses were recorded.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of December 31, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$9,300	$—	$(3,350)	$5,950
The Company’s investments of privately held debt securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$8,800	$—	$(3,350)	$5,450

Carrying value of publicly traded and privately held equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative.
The Company did not have any publicly traded equity securities as of December 31, 2023 and the carrying values for privately held equity securities as of December 31, 2023 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$138,550
Cumulative net losses	(1,840)
Carrying value	$136,710
Privately held equity securities cumulative net losses are comprised of downward adjustments and impairment of $7.3 million and upward adjustments of $5.5 million as of December 31, 2023.
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
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Unrealized losses recognized on publicly traded equity securities	$—	$(1,669)	$—	$(11,477)
Unrealized gains recognized on privately held equity securities	—	260	—	260
Unrealized losses recognized on privately held equity securities including impairment	(1,442)	(5,927)	(1,442)	(7,642)
Unrealized losses, net	$(1,442)	$(7,336)	$(1,442)	$(18,859)
Realized gains recognized on sales of publicly traded equity securities	—	—	515	—
Realized losses on debt securities	—	(212)	—	(212)
Losses on strategic investments, net	$(1,442)	$(7,548)	$(927)	$(19,071)
Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$(1,442)	$(5,667)	$(1,442)	$(7,382)
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
The following table sets forth the carrying amounts of the equity method investment and the movements during the six months ended December 31, 2023 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(6,762)
Effect of change in exchange rates	2,071
Balance as of December 31, 2023	$80,745
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of December 31, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$702,637	$55,443	$758,080	$542,871	$215,209	$758,080
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.77%	0.77%	0.77%		0.77%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$849,811	$35,181	$884,992	$532,059	$352,933	$884,992
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.81%	0.81%	0.81%		0.81%

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	December 31, 2023	June 30, 2023
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12,393	$3,177
Foreign exchange forward contracts	Other non-current assets	2,069	—
Interest rate swaps	Prepaid expenses and other current assets	26,097	28,926
Interest rate swaps	Other non-current assets	14,887	28,215
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	2,546	3,892
Total derivative assets		$57,992	$64,210

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$1,599	$9,657
Foreign exchange forward contracts	Other non-current liabilities	62	209
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	187	248
Total derivative liabilities		$1,848	$10,114
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Beginning balance of accumulated gains in accumulated other comprehensive loss	$35,583	$28,471	$48,170	$24,502
Gross unrealized gains recognized in other comprehensive loss	17,413	21,881	9,343	22,167
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	533	611	976	1,125
Recognized in research and development	3,738	8,386	5,202	11,865
Recognized in marketing and sales	531	366	901	772
Recognized in general and administrative	1,079	2,149	1,779	3,730
Recognized in interest expense	(7,571)	(4,638)	(15,065)	(6,935)
Ending balance of accumulated gains in accumulated other comprehensive income	$51,306	$57,226	$51,306	$57,226

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Equipment	$10,582	$9,298
Computer hardware and software	35,279	29,801
Furniture and fittings	25,660	24,773
Leasehold improvements and other	126,217	123,125
Property and equipment, gross	197,738	186,997
Less: accumulated depreciation and impairment	(119,643)	(105,595)
Property and equipment, net	$78,095	$81,402
Depreciation expense was $7.2 million for the three months ended December 31, 2023 and 2022, and $14.0 million and $13.5 million for the six months ended December 31, 2023 and 2022, respectively.
7. Business Combinations
Loom, Inc
On November 30, 2023, the Company acquired 100% of the outstanding equity of Loom, Inc. (“Loom”), an asynchronous video messaging platform that helps users communicate through instantly shareable videos. The acquisition of Loom will further elevate the collaboration experience of Atlassian customers. Total purchase price consideration for Loom was approximately $885.6 million and consisted of cash. The Company has included the financial results of Loom in its condensed consolidated financial statements from the date of acquisition, which were not material for the three and six months ended December 31, 2023. Pro forma results of operations have not been presented for the three and six months ended December 31, 2023 and 2022 because the effect of the acquisition was not material to our condensed consolidated financial statements.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$59,265
Marketable securities	43,494
Intangible assets, net	272,300
Goodwill	544,828
Other assets	3,941
Deferred revenue, current portion	(16,145)
Deferred tax liabilities	(15,668)
Other liabilities	(6,391)
Net assets acquired	$885,624
The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Loom product offering with existing Company services to enhance asynchronous collaboration among distributed teams. The goodwill is not deductible in the U.S. for income tax purposes. The fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of certain intangible assets acquired, certain tangible assets and liabilities acquired, contingencies as of the acquisition date, income tax, including deferred taxes, and residual goodwill. The Company expects to finalize the valuation not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$230,000	7
Trade name	37,000	8
Other purchased intangible assets	5,300	5
Developed technology represents the estimated fair value of Loom’s asynchronous video technology. Trade name represents the estimated fair value of the Loom trade name.
In connection with the transaction, the Company granted $30.2 million worth of replacement awards in the form of Atlassian restricted stock units ("RSU") to Loom employees and $54.7 million worth of restricted stock awards to certain key Loom employees. The fair value of the replacement awards and restricted stock awards was based on the stock price of the Company on the grant date. Both the replacement awards and restricted stock awards are subject to future vesting provisions based on service conditions and the related cost is accounted for as stock-based compensation.
Other fiscal year 2024 business combination
On October 4, 2023, the Company acquired 100% of the outstanding equity of a privately-held company in Australia that developed an IT asset discovery and data management tool, primarily to expand our product and service offerings. This transaction was accounted for as a business combination and was not material to the Company’s condensed consolidated financial statements.

8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2023	$727,211
Additions	558,224
Effect of change in exchange rates	461
Balance as of December 31, 2023	$1,285,896
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2023	June 30, 2023	Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	$470,662	$235,818	7
Patents, trade names, and other rights	70,393	33,393	7
Customer relationships	135,687	129,502	4
Intangible assets, gross	676,742	398,713
Less: accumulated amortization	(347,732)	(329,641)
Intangible assets, net	$329,010	$69,072
Amortization expense for intangible assets was approximately $9.9 million and $8.3 million for the three months ended December 31, 2023 and 2022, respectively and $18.1 million and $16.6 million for the six months ended December 31, 2023 and 2022, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of December 31, 2023 (in thousands):

Fiscal Years:
Remainder of 2024	$31,581
2025	54,903
2026	52,365
2027	47,534
2028	44,968
Thereafter	97,659
Total future amortization expense	$329,010
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2023	June 30, 2023
Accrued expenses	$143,909	$107,479
Employee benefits	210,815	191,801
Tax liabilities	25,891	88,748
Customer deposits	15,494	11,784
Derivative liabilities	1,786	9,905
Other payables	12,482	13,414
Total accrued expenses and other current liabilities	$410,377	$423,131
10. Debt
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
The Credit Facility matures in October 2025 and the Company may prepay the Credit Facility at its discretion without penalty. Commencing on October 31, 2023, the Company is obligated to repay the outstanding principal amount of the Term Loan Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Term Loan Facility. The Company originally drew $1 billion in fiscal year 2022 under the Term Loan Facility. During the three months ended December 31, 2023, the Company made a required repayment of $12.5 million. As of December 31, 2023, $987.5 million was outstanding under the Term Loan Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of December 31, 2023, the Company was in compliance with all related covenants.

11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years. During the three and six months ended December 31, 2023, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in its Annual Report on Form 10-K for fiscal year 2023.
Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 11, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2023.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease costs, excluding short-term lease costs and variable lease costs	$10,289	$13,143	$20,606	$26,337
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,928	$—	$21,953	$1,279
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants moved to dismiss, and the court held a hearing on January 10, 2024. On January 22, 2024, the court issued a ruling granting the defendants’ motion to dismiss, and providing the plaintiffs until February 12, 2024 to file an amended complaint.
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
12. Revenue
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
As of December 31, 2023, approximately $1.9 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 80% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Americas
United States	$445,622	$373,976	$871,813	$731,724
Other Americas	68,812	55,733	132,149	107,906
Total Americas	$514,434	$429,709	$1,003,962	$839,630
EMEA	425,292	343,770	803,298	648,048
Asia Pacific	120,384	99,225	230,625	192,418
Total revenues	$1,060,110	$872,704	$2,037,885	$1,680,096
The Company provides different deployment options for its product offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center products, which are software licensed for a specified period, and include support and maintenance services that are bundled with the license for the term of the license period. Server offerings include the license of software on a perpetual basis to customers for use on the customer’s premises and support and maintenance services. Marketplace and other offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, technical account management, consulting and training. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within the Company’s condensed consolidated statements of operations.
The revenues from Server offerings consists of revenue from maintenance services since the Company no longer sells perpetual licenses for its Server offerings. The Company will generally end maintenance and support for these Server offerings in February 2024.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cloud	$653,210	$512,335	$1,257,857	$987,378
Data Center	274,758	194,264	517,701	365,492
Server	69,173	106,168	147,925	219,981
Marketplace and other	62,969	59,937	114,402	107,245
Total revenues	$1,060,110	$872,704	$2,037,885	$1,680,096
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning of period	$1,501,081	$1,172,834	$1,545,479	$1,182,680
Additions	1,212,912	973,951	2,146,289	1,771,497
Revenue	(1,060,110)	(872,704)	(2,037,885)	(1,680,096)
Balance, end of period	$1,653,883	$1,274,081	$1,653,883	$1,274,081
For the three months ended December 31, 2023 and 2022, approximately 38% and 36% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the six months ended December 31, 2023 and 2022, approximately 48% and 46% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning of period	$54,530	$29,729	$53,604	$27,141
Additions	20,365	11,286	26,479	16,415
Amortization expense	(5,792)	(3,027)	(10,980)	(5,568)
Balance, end of period	$69,103	$37,988	$69,103	$37,988
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$24,047	$12,466
Other non-current assets			45,056	25,522
Total			$69,103	$37,988
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

13. Stockholders’ Equity
Stock-based Compensation
A summary of RSU activity for the six months ended December 31, 2023 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2023	9,562,918	$235.16	$1,604,753
Granted	7,772,723	201.65	—
Vested	(2,419,302)	226.22	448,159
Forfeited or cancelled	(890,628)	229.75	—
Balance as of December 31, 2023	14,025,711	$218.47	$3,336,156
As of December 31, 2023, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.3 billion, which is expected to be recognized over a weighted-average period of 1.8 years.
During the six months ended December 31, 2023, the Company granted 301,751 shares of restricted stock awards. During the six months ended December 31, 2022, the Company did not grant any shares of restricted stock awards. As of December 31, 2023 and June 30, 2023, there were 302,281 and 6,131 shares of restricted stock outstanding, respectively. These outstanding shares of restricted stock are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of restricted stock were $71.9 million and $1.0 million as of December 31, 2023 and June 30, 2023, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “Share Repurchase Program”). During the three and six months ended December 31, 2023, the Company repurchased and subsequently retired approximately 0.5 million and 0.9 million shares of its Class A Common Stock for approximately $98.1 million and $163.5 million at an average price per share of $185.34 and $186.03, respectively. All repurchases were made in open market transactions. As of December 31, 2023, the Company was authorized to purchase a remaining $682.4 million of its Class A Common Stock under the Share Repurchase Program.
14. Net Loss Per Share
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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(50,806)	$(33,663)	$(119,094)	$(85,937)	$(69,685)	$(46,667)	$(126,357)	$(92,415)
Denominator:
Weighted-average shares outstanding, basic and diluted	155,543	103,058	148,627	107,247	154,672	103,582	147,582	107,938
Net loss per share, basic and diluted	$(0.33)	$(0.33)	$(0.80)	$(0.80)	$(0.45)	$(0.45)	$(0.86)	$(0.86)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Class A Common Stock options	—	—	—	1
Class A Common Stock restricted stock units	9,806	9,167	8,317	6,976
Class A Common Stock restricted stock awards	5	17	5	24
Total	9,811	9,184	8,322	7,001
15. Income Taxes
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
The Company reported an income tax provision of $44.4 million on pretax loss of $40.1 million and an income tax provision of $65.3 million on pretax loss of $51.1 million for the three and six months ended December 31, 2023, respectively, as compared to an income tax provision of $100.5 million on pretax loss of $104.5 million and an income tax provision of $108.5 million on pretax loss of $110.2 million for the three and six months ended December 31, 2022, respectively. The income tax provision for the three and six months ended December 31, 2023 reflects a decrease in tax expense primarily attributable to a decrease in the recognition of reserves for uncertain tax positions and the partial release of valuation allowance of certain U.S. federal and state deferred tax assets as a result of the addition of deferred tax liabilities acquired from Loom, see Note 7, “Business Combinations,” for additional information. The Company’s effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to non-deductible stock-based compensation in certain foreign jurisdictions, research and development tax credits and incentives, full valuation allowances in the U.S. and Australia, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia.
During the three months ended December 31, 2023, the Company finalized an Advanced Pricing Arrangement with the Australian Taxation Office with respect to its transfer pricing arrangements between Australia and the U.S. that covers the tax years ended June 30, 2019 to June 30, 2025. Pursuant to the terms of the agreement, the Company made a cash tax payment of approximately $60.5 million during the three months ended December 31, 2023.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company’s assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of December 31, 2023, the Company will continue to maintain a full valuation allowance on its U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.

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
Our mission is possible with a deep investment in product development to create and refine high-quality and versatile products that users love. We make our products affordable for organizations of all sizes, transparently share our pricing online for most of our products, and generally do not follow the practice of ad hoc discounting that is typical in the enterprise software industry. We aim to grow our customer base, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries as of December 31, 2023. Our customers range from small organizations that have adopted one of our products for a small group of users, to over two-thirds of the Fortune 500, many of which use a combination of our products across thousands of users.
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
We no longer sell perpetual licenses or upgrades for our Server offerings and will generally end maintenance and support for these Server offerings in February 2024, subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings. We will proactively help our customers transition to other versions of our products with our migration tools and programs, customer support teams, and pricing and packaging options.
On November 30, 2023, we acquired 100% of the outstanding equity of Loom, Inc. (“Loom”), an asynchronous video messaging platform that helps users communicate through instantly shareable videos. We believe the acquisition of Loom will further elevate the collaboration experience for our customers.
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We believe that weakening macroeconomic conditions, in part due to rising inflation, increases in interest rates, Russia’s invasion of Ukraine and remaining effects of the COVID-19 pandemic, have impacted our results of operations during the three and six months ended December 31, 2023. Primarily, we have seen growth in paid seat expansion from existing customers moderate beginning in fiscal year 2023 and continue through the reporting period. We believe the moderation in growth in paid seat expansion from existing customers was largely due to customers impacted by weakening economic conditions. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
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
As of December 31, 2023, we had over 302,000 customers, which includes the addition of approximately 33,000 customers from the acquisition of Loom. Including single user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our total customer base. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers as of the dates presented:

	As of
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Number of customers with greater than $10,000 in Cloud ARR	36,191	37,336	38,726	40,103	42,864*
* Includes an increase of 326 customers as a result of our acquisition of Loom.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net cash provided by operating activities	$289,594	$150,525	$456,550	$242,967
Less: Capital expenditures	(5,333)	(4,040)	(9,002)	(20,536)
Free cash flow	$284,261	$146,485	$447,548	$222,431
Free cash flow increased by $137.8 million during the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities, partially offset by an increase in capital expenditures. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Free cash flow increased by $225.1 million during the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities and a decrease in capital expenditures. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.

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
Maintenance Revenues
Maintenance revenues represent fees earned from providing customers unspecified future updates, upgrades and enhancements and technical product support for our Server offerings on an if-and-when-available basis. Maintenance revenue is recognized ratably over the term of the support period.
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
We expect subscription revenue to increase and continue to be our primary driver of revenue growth as our customers continue to migrate to our Cloud and Data Center offerings. We no longer sell perpetual licenses or upgrades for our Server offerings and we will generally end maintenance and support for these Server offerings in February 2024. Migrating our larger customers to our subscription offerings continues to be one of our most important priorities ahead of Server end of support in February 2024. Consistent with our strategy, our Server business is expected to contract as Server customers migrate to our Cloud and Data Center offerings and Maintenance revenue is expected to be immaterial after the Server end of support date.
Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software, payment processing fees, consulting and contractors costs associated with our customer support and infrastructure service teams, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, certain IT program expenses, and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities. We allocate stock-based compensation based on the expense category in which the employee works. We allocate overhead such as information technology costs, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
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
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including stock-based compensation, consulting and contractor costs associated with our software development teams, facilities and related overhead costs, and certain IT program expenses. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
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
General and Administrative
General and administrative expenses consist primarily of compensation expense for our employees, including stock-based compensation, for finance, legal, human resources and information technology personnel, facilities and related overhead costs, consulting and contractor costs, certain IT program expenses, and other corporate expenses.
Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
Net Loss
We incurred a net loss during the three and six months ended December 31, 2023, primarily attributable to continued investments, particularly in research and development personnel to drive continued product innovation, as well as infrastructure to support our Cloud offerings.

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
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical assumptions used to estimate the fair value of intangible assets include revenue growth rate, technology migration curve and discount rate. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed but not later than one year from the acquisition date.
There have been no other significant changes to our critical accounting policies and estimates during the three and six months ended December 31, 2023, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2023.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Subscription	$932,181	88%	$711,199	82%	$1,784,163	88%	$1,362,183	82%
Maintenance	69,102	7	106,023	12	147,700	7	219,588	13
Other	58,827	5	55,482	6	106,022	5	98,325	5
Total revenues	1,060,110	100	872,704	100	2,037,885	100	1,680,096	100
Cost of revenues	194,536	18	155,945	18	372,565	18	295,337	18
Gross profit	865,574	82	716,759	82	1,665,320	82	1,384,759	82
Operating expenses:
Research and development	536,779	51	473,676	54	1,018,517	50	872,682	52
Marketing and sales	220,513	21	186,191	21	414,080	20	346,319	20
General and administrative	157,344	15	156,131	18	300,654	15	299,024	18
Total operating expenses	914,636	87	815,998	93	1,733,251	85	1,518,025	90
Operating loss	(49,062)	(5)	(99,239)	(11)	(67,931)	(3)	(133,266)	(8)
Other income (expense), net	(4,639)	—	(6,749)	(1)	(12,974)	(1)	22,540	1
Interest income	22,593	2	8,963	1	47,819	2	14,106	1
Interest expense	(9,001)	(1)	(7,508)	(1)	(17,977)	(1)	(13,629)	(1)
Loss before provision for income taxes	(40,109)	(4)	(104,533)	(12)	(51,063)	(3)	(110,249)	(7)
Provision for income taxes	(44,360)	(4)	(100,498)	(12)	(65,289)	(3)	(108,523)	(6)
Net loss	$(84,469)	(8)%	$(205,031)	(24)%	$(116,352)	(6)%	$(218,772)	(13)%

Three Months Ended December 31, 2023 and 2022
Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$932,181	$711,199	$220,982	31%
Maintenance	69,102	106,023	(36,921)	(35)
Other	58,827	55,482	3,345	6
Total revenues	$1,060,110	$872,704	$187,406	21%
Total revenues increased $187.4 million, or 21%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended December 31, 2023, over 90% was attributable to sales to customer accounts existing on or before September 30, 2023.
Subscription revenues increased $221.0 million, or 31%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to subscription services for our Cloud offerings and term-based licenses for our Data Center offerings. Subscription revenue generated from the acquisition of Loom was not material during the three months ended December 31, 2023.
Maintenance revenues decreased $36.9 million, or 35%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and will generally end maintenance and support for these products in February 2024.
Other revenues increased $3.3 million, or 6%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in other revenues was primarily attributable to an increase of $4.2 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$653,210	$512,335	$140,875	27%
Data Center	274,758	194,264	80,494	41
Server	69,173	106,168	(36,995)	(35)
Marketplace and other	62,969	59,937	3,032	5
Total revenues	$1,060,110	$872,704	$187,406	21%
Total revenues by geography were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$514,434	$429,709	$84,725	20%
EMEA	425,292	343,770	81,522	24
Asia Pacific	120,384	99,225	21,159	21
Total revenues	$1,060,110	$872,704	$187,406	21%
Cost of Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$194,536	$155,945	$38,591	25%
Gross margin	82%	82%

Cost of revenues increased $38.6 million, or 25%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The overall increase was primarily attributable to an increase of $22.0 million in hosting fees paid to third-party providers, and an increase of $12.2 million in compensation expense for employees (which includes an increase of $0.7 million in stock-based compensation).
Operating Expenses
Research and Development

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$536,779	$473,676	$63,103	13%
Research and development expenses increased $63.1 million, or 13%, in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The overall increase was primarily attributable to an increase of $72.1 million in compensation expenses for employees (which includes an increase of $18.5 million in stock-based compensation) partially offset by a decrease of $14.1 million in contractor costs and professional service fees.
Marketing and Sales

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$220,513	186,191	$34,322	18%
Marketing and sales expenses increased $34.3 million, or 18%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The overall increase was primarily attributable to an increase of $25.3 million in compensation expenses for employees (which includes an immaterial increase in stock-based compensation), and an increase of $7.1 million in advertising and marketing event expenses.
General and Administrative

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$157,344	156,131	$1,213	1%
General and administrative expenses increased $1.2 million, or 1% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The overall increase was primarily attributable to an increase of $5.4 million in compensation expenses for employees (which included an increase of $4.9 million in stock-based compensation), partially offset by minor decreases across several other areas.
Other Expense, net

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other expense, net	$(4,639)	$(6,749)	$2,110	(31)%
Other expense, net decreased $2.1 million, or 31%, in the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease in other expense was primarily attributable to a decrease of $4.2 million in losses related to our private held equity investments.
Interest Income

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest income	22,593	8,963	$13,630	152%
Interest income increased $13.6 million, or 152% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was primarily attributable to an increase in investment income as a result of increased investment balances and increased interest rates.

Interest Expense

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(9,001)	$(7,508)	$(1,493)	20%
Interest expense increased $1.5 million, or 20% in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase was primarily attributable to an increase in interest expense from our Credit Facility (as defined below) as a result of increased interest rates.
Provision for Income Taxes

	Three Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(44,360)	$(100,498)	$56,138	(56)%
Effective tax rate	*	*
*    Not meaningful
We reported an income tax provision of $44.4 million on pretax loss of $40.1 million for the three months ended December 31, 2023, as compared to an income tax provision of $100.5 million on pretax loss of $104.5 million for the three months ended December 31, 2022. The income tax provision for the three months ended December 31, 2023 primarily reflects a decrease in the recognition of reserves for uncertain tax positions and the partial release of valuation allowance of certain U.S. federal and state deferred tax assets as a result of the addition of deferred tax liabilities acquired from Loom, see Note 7, “Business Combinations,” for additional information.
As part of our ongoing collaborative and cooperative relationship with the Australian Taxation Office (“ATO”), we finalized an Advanced Pricing Arrangement (“APA”) with respect to our transfer pricing arrangements between Australia and the U.S. that covers the tax years ended June 30, 2019 to June 30, 2025. Under the terms of the APA, the intellectual property that has been developed and maintained in Australia will remain in Australia. The APA will provide more clarity and certainty in Atlassian’s future tax outcomes. Pursuant to the terms of the agreement, we made a cash tax payment of approximately $60.5 million during the three months ended December 31, 2023.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to non-deductible stock-based compensation in certain foreign jurisdictions, research and development tax credits and incentives, full valuation allowances in the U.S. and Australia, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia. See Note 15, “Income Taxes,” to the notes to our condensed consolidated financial statements for additional information.
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

Six Months Ended December 31, 2023 and 2022
Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Subscription	$1,784,163	$1,362,183	$421,980	31%
Maintenance	147,700	219,588	(71,888)	(33)
Other	106,022	98,325	7,697	8
Total revenues	$2,037,885	$1,680,096	$357,789	21%
Total revenues increased $357.8 million, or 21%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the six months ended December 31, 2023, over 90% was attributable to sales to customer accounts existing on or before June 30, 2023.
Subscription revenues increased $422.0 million, or 31%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to cloud-based subscription services and term-based licenses for our Data Center products. Subscription revenue generated from the acquisition of Loom was not material during the six months ended December 31, 2023.
Maintenance revenues decreased $71.9 million, or 33%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. We no longer offer upgrades to perpetual licenses beginning February 2022, and will generally end maintenance and support for these products in February 2024.
Other revenues increased $7.7 million, or 8%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase in other revenues was primarily attributable to an increase of $8.5 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cloud	$1,257,857	$987,378	$270,479	27%
Data Center	517,701	365,492	152,209	42
Server	147,925	219,981	(72,056)	(33)
Marketplace and other	114,402	107,245	7,157	7
Total revenues	$2,037,885	$1,680,096	$357,789	21%
Total revenues by geography were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Americas	$1,003,962	$839,630	$164,332	20%
EMEA	803,298	648,048	155,250	24
Asia Pacific	230,625	192,418	38,207	20
Total revenues	$2,037,885	$1,680,096	$357,789	21%
Cost of Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Cost of revenues	$372,565	$295,337	$77,228	26%
Gross margin	82%	82%

Cost of revenues increased $77.2 million, or 26%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The overall increase was primarily attributable to an increase of $35.8 million in hosting fees paid to third-party providers, and an increase of $30.6 million in compensation expense for employees (which includes an increase of $6.9 million in stock-based compensation).
Operating Expenses
Research and Development

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Research and development	$1,018,517	$872,682	$145,835	17%
Research and development expenses increased $145.8 million, or 17%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The overall increase was primarily attributable to an increase of $166.3 million in compensation expenses for employees (which includes an increase of $58.9 million in stock-based compensation), partially offset by a decrease of $27.3 million in contractor costs and professional services fees.
Marketing and Sales

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Marketing and sales	$414,080	$346,319	$67,761	20%
Marketing and sales expenses increased $67.8 million, or 20%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The overall increase was primarily attributable to an increase of $57.5 million in compensation expenses for employees (which includes an increase of $9.1 million in stock-based compensation).
General and Administrative

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
General and administrative	$300,654	$299,024	$1,630	1%
General and administrative expenses increased $1.6 million, or 1%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The overall increase was primarily attributable to an increase of $16.1 million in compensation expenses for employees (which includes an increase of $11.3 million in stock-based compensation), partially offset by a decrease of $7.2 million in contractor costs and professional services, and minor decreases across several other areas.
Other Income (Expense), net

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Other income (expense), net	$(12,974)	$22,540	$(35,514)	(158)%
Other income (expense), net decreased $35.5 million, or 158% in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease was primarily attributable to a decrease in other income of $43.1 million from a non-cash sale of a controlling interest of a subsidiary that occurred during the six months ended December 31, 2022, and an increase in other expense of $6.8 million related to our share of loss from an equity method investment, partially offset by a decrease of $11.5 million in mark-to-market adjusted losses related to our publicly held equity securities, and a decrease of $6.0 million in losses related to our private held equity investments.

Interest Income

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest Income	$47,819	$14,106	$33,713	239%
Interest income increased $33.7 million, or 239% in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase was primarily attributable to an increase in investment income as a result of increased investment balances and increased interest rates.
Interest Expense

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Interest expense	$(17,977)	$(13,629)	$(4,348)	32%
Interest expense increased $4.3 million, or 32%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The overall increase was primarily attributable to an increase in interest expense from our Credit Facility (as defined below) as a result of increased interest rates.
Provision for Income Taxes

	Six Months Ended December 31,
(in thousands, except percentage data)	2023	2022	$ Change	% Change
Provision for income taxes	$(65,289)	$(108,523)	$43,234	(40)%
Effective tax rate	*	*
*    Not meaningful
We reported an income tax provision of $65.3 million on pretax loss of $51.1 million for the six months ended December 31, 2023, as compared to an income tax provision of $108.5 million on pretax loss of $110.2 million for the six months ended December 31, 2022. The income tax provision for the six months ended December 31, 2023 primarily reflects a decrease in the recognition of reserves for uncertain tax positions and the partial release of valuation allowance of certain U.S. federal and state deferred tax assets as a result of the addition of deferred tax liabilities acquired from Loom, see Note 7, “Business Combinations,” for additional information.
As part of our ongoing collaborative and cooperative relationship with the ATO, we finalized an APA with respect to our transfer pricing arrangements between Australia and the U.S. that covers the tax years ended June 30, 2019 to June 30, 2025. Under the terms of the APA, the intellectual property that has been developed and maintained in Australia will remain in Australia. The APA will provide more clarity and certainty in Atlassian’s future tax outcomes. Pursuant to the terms of the agreement, we made a cash tax payment of approximately $60.5 million during the six months ended December 31, 2023.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to non-deductible stock-based compensation in certain foreign jurisdictions, research and development tax credits and incentives, full valuation allowances in the U.S. and Australia, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia. See Note 15, “Income Taxes,” to the notes to our condensed consolidated financial statements for additional information.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of December 31, 2023, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
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
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents totaling $1.5 billion, short-term investments totaling $150.8 million and accounts receivables totaling $526.4 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$456,550	$242,967
Net cash provided by (used in) investing activities	(919,333)	7,735
Net cash provided by (used in) financing activities	(180,152)	1,396
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	783	(1,417)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(642,152)	$250,681
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
Net cash provided by operating activities increased by $213.6 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The net increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Net cash used in investing activities increased by $927.1 million during the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The net increase was primarily attributable to cash consideration paid for acquisitions, net of cash acquired, of approximately $844.7 million, an increase in net outflows of $119.2 million related to marketable securities activity, partially offset by an increase in net inflows of $19.3 million related to strategic investment activity and a decrease of $11.5 million from purchases of property and equipment.
Net cash used in financing activities increased by $181.5 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The net cash used in financing activities was primarily attributable to repurchases of Class A Common Stock of $167.7 million during the six months ended December 31, 2023, and principal payments of our long term debt of $12.5 million.

Material Cash Requirements
Debt
In October 2020, Atlassian US, Inc. entered into a credit agreement establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). We have fully drawn the Term Loan Facility, and we have full access to the $500 million under the Revolving Credit Facility. The Credit Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Term Loan in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility. The Company originally drew $1 billion in fiscal year 2022 under the Term Loan Facility, during the three months ended December 31, 2023, the Company made a required repayment of $12.5 million. As of December 31, 2023, $987.5 million was outstanding under the Term Loan Facility.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). During the three and six months ended December 31, 2023, we repurchased and subsequently retired approximately 0.5 million and 0.9 million shares of our Class A Common Stock for approximately $98.1 million and $163.5 million at an average price per share of $185.34 and $186.03, respectively. All repurchases were made in open market transactions. As of December 31, 2023, we were authorized to purchase a remaining $682.4 million of our Class A Common Stock under the Share Repurchase Program.
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
As of December 31, 2023, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP gross profit and non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit and non-GAAP gross margin. Excludes expenses related to stock-based compensation, and amortization of acquired intangible assets.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and six months ended December 31, 2023 and 2022 (in thousands, except percentage and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gross profit
GAAP gross profit	$865,574	$716,759	$1,665,320	$1,384,759
Plus: Stock-based compensation	19,213	18,553	36,034	29,166
Plus: Amortization of acquired intangible assets	7,056	5,697	12,828	11,394
Non-GAAP gross profit	$891,843	$741,009	$1,714,182	$1,425,319
Gross margin
GAAP gross margin	82%	82%	82%	82%
Plus: Stock-based compensation	2	2	2	2
Plus: Amortization of acquired intangible assets	—	1	—	1
Non-GAAP gross margin	84%	85%	84%	85%
Operating income
GAAP operating loss	$(49,062)	$(99,239)	$(67,931)	$(133,266)
Plus: Stock-based compensation	289,845	265,785	525,426	439,416
Plus: Amortization of acquired intangible assets	9,861	8,296	18,092	16,592
Non-GAAP operating income	$250,644	$174,842	$475,587	$322,742
Operating margin
GAAP operating margin	(5)%	(11)%	(3)%	(8)%
Plus: Stock-based compensation	28	30	25	26
Plus: Amortization of acquired intangible assets	1	1	1	1
Non-GAAP operating margin	24%	20%	23%	19%
Net income
GAAP net loss	$(84,469)	$(205,031)	$(116,352)	$(218,772)
Plus: Stock-based compensation	289,845	265,785	525,426	439,416
Plus: Amortization of acquired intangible assets	9,861	8,296	18,092	16,592
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(2,067)	(1,378)	(45,158)
Less: Income tax adjustments (1)	(25,731)	47,750	(67,302)	15,202
Non-GAAP net income	$189,506	$114,733	$358,486	$207,280
Net income per share
GAAP net loss per share - diluted	$(0.33)	$(0.80)	$(0.45)	$(0.86)
Plus: Stock-based compensation	1.12	1.04	2.03	1.72
Plus: Amortization of acquired intangible assets	0.04	0.03	0.07	0.06
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(0.01)	(0.01)	(0.17)
Less: Income tax adjustments (1)	(0.10)	0.19	(0.26)	0.06
Non-GAAP net income per share - diluted	$0.73	$0.45	$1.38	$0.81
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	258,601	255,874	258,254	255,520
Plus: Dilution from dilutive securities (2)	1,051	304	1,030	673
Weighted-average shares used in computing diluted non-GAAP net income per share	259,652	256,178	259,284	256,193
Free cash flow
GAAP net cash provided by operating activities	$289,594	$150,525	$456,550	$242,967
Less: Capital expenditures	(5,333)	(4,040)	(9,002)	(20,536)
Free cash flow	$284,261	$146,485	$447,548	$222,431

(1) In fiscal year 2024, we began to utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2024, we determined the projected non-GAAP tax rate to be 27%. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where the company operates.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and six months ended December 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive.
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
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of December 31, 2023, we had cash and cash equivalents totaling $1.5 billion and short-term investments totaling $150.8 million.
There have been no material changes to our market risk during the six months ended December 31, 2023. For quantitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended December 31, 2023, we implemented a new enterprise resource planning system. The implementation impacted the design of certain aspects of the financial close process and internal controls over financial reporting. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming us and certain of our officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of our securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. The defendants moved to dismiss, and the court held a hearing on January 10, 2024. On January 22, 2024, the court issued a ruling granting the defendants’ motion to dismiss, and providing the plaintiffs until February 12, 2024 to file an amended complaint.
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
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, we have seen growth in paid seat expansion from existing customers moderate beginning in fiscal year 2023 and continue through the reporting period. We believe the moderation in growth in paid seat expansion from existing customers was largely due to customers impacted by weakening economic conditions. Additionally, beginning in February 2021, we ceased sales of new perpetual license Server offerings for our products, and beginning in February 2022, we ceased sales of upgrades to these Server offerings. Subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings, we also plan to end maintenance and support for these Server offerings in February 2024. If our customers do not transition from our Server offerings to our Cloud or Data Center offerings prior to February 2024, our revenue growth rates and profitability may be negatively impacted.
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
The adverse public health developments of COVID-19, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to increased macroeconomic and market volatility. It has also disrupted the normal operations of many businesses, including ours. We now allow most employees the flexibility to work remotely indefinitely as part of our “Team Anywhere” policy. Our remote-work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity risks and increased costs, and impair our ability to effectively manage our business, which may negatively impact our business, results of operations, and financial condition. We may continue to adjust our current policies and practices.
Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and slowing economic conditions have contributed to the failures of banking institutions, such as Silicon Valley Bank and First Republic Bank. While we have not had any direct exposure to failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents, and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.
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
We generally recognize subscription and maintenance revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription and maintenance plans entered into during previous quarters. Consequently, a decline in new or renewed licenses, subscriptions, and maintenance plans in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request concessions, including better pricing, or to slow their rate of expansion or reduce their number of licenses, which may not be reflected immediately in our results of operations. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer agreements. Our subscription and maintenance revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
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
In addition, our Credit Facility has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates, such as has occurred in the past and may occur in the future, may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not eliminate, the impact of unfavorable changes in interest rates. We attempt to minimize credit exposure by limiting counterparties to internationally recognized financial institutions, but even these counterparties are subject to default and contract risk and this risk is beyond our control. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.
We have amended our Credit Facility to utilize the Secured Overnight Financing Rate (“SOFR”) to calculate the amount of accrued interest on any borrowings in place of the London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
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
We are building AI and machine learning into our products. The rapid evolution of AI and machine learning will require the application of resources to develop, test and maintain our products and services to help ensure that AI and machine learning are implemented responsibly in order to minimize unintended, harmful impact. We may incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and machine learning. Failure to properly do so may cause us to incur additional costs to address these issues. As with many cutting-edge innovations, AI and machine learning present new risks and challenges. Existing laws and regulations may apply to us or our vendors in new ways and new laws and regulations may be instituted, the effects of which are difficult to predict. The risks and challenges presented by AI and machine learning could undermine public confidence in AI and machine learning, which could slow its adoption and affect our business. If we enable or offer AI and machine learning products that draw controversy due to their perceived or actual impact on human rights, intellectual property, privacy, security, employment, the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data governance practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions, analysis or other outputs that AI applications produce, or the ways in which they are received or used by users, subjecting us to competitive harm, legal liability and brand or reputational harm.
Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias, security, and other variables, which are often complex, may be costly and could impact our profit margin as we expand generative AI into our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. Potential government regulation specifically related to AI may also increase the burden and cost of research and development in this area. For example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the European Commission (the “EC”) of the European Union (the “EU”) has agreed the first such framework. Stakeholders and those affected by the development and use of AI and machine learning (including our employees and customers) who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and machine learning may express opinions that could introduce reputational or business harm, or legal liability.
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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, we recently acquired Loom, Inc., an asynchronous video messaging platform that helps users communicate through instantly shareable videos. We also may enter into strategic relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation (“GDPR”), impose obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers. In addition, new U.S. data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The EU has developed new requirements related to the use of data, such as the Digital Services Act and the Data Act, and may continue to develop further requirements, that may impose additional rules and restrictions on the use of the data in our products and services.
In addition, various safe harbors have historically been provided to those who hosted content provided by others, such as safe harbors from monetary damages for copyright infringement arising from copyrighted content provided by customers and others, and for defamation and other torts arising from information provided by customers and others. There is an increasing demand for repealing or limiting these safe harbors by either judicial decision or legislation. Loss of these safe harbors may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct.
Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of privacy regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the EC has agreed the first such framework.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, we recently entered into an unilateral advanced pricing arrangement with the Australian Tax Office in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
The OECD introduced significant changes to the international tax law framework in the form of the Pillar Two guidelines. The framework outlines a set of coordinated rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions via the implementation of a 15% global minimum tax. A number of countries have agreed to implement the proposal, including the member states of the EU, which were required to codify the rules into domestic law by December 31, 2023. Pillar Two is being enacted progressively in many of the countries in which we operate. Pillar Two rules will apply to us beginning in our fiscal year 2025. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
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
We may encounter difficulties in operating our newly upgraded enterprise resource planning system, which could materially adversely affect us.
We have recently upgraded our enterprise resource planning (“ERP”) system to help us manage our operations and financial reporting. Our newly upgraded ERP system may not operate as we expect it to and could cause disruption to our operations, which could have a material adverse effect on our business. Difficulties that may occur in connection with operating our newly upgraded ERP system include disruptions to business continuity, administrative or technical problems, difficulty in maintaining effective internal controls, and interruptions or delays to our sales processes. Any of these events could damage our reputation and harm our business, results of operations and financial condition.
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
Federal, state, local and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the technology industry or the industries in which our customers operate, including imposing taxes, fees, or other charges. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators in various jurisdictions have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. In the United States, the implementation of a cybersecurity Executive Order released in May 2021 may result in further changes and enhancements to compliance and incident reporting standards in order to obtain certain public sector contracts in the future. Additionally, in July 2023, the SEC adopted rules requiring the disclosure of specified elements of cybersecurity risk management, strategy and governance and requiring the disclosure of material cybersecurity incidents within a short time period. If we are unable to comply with these rules, guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed.
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
There is an increasing focus from certain investors, customers, employees, other stakeholders and regulators concerning environmental, social and governance matters (“ESG”). Some investors may use these non-

financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of December 31, 2023, stockholders who hold our Class B Common Stock collectively hold approximately 87% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 87% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2023, we had 156,359,427 outstanding Class A Common Stock and 103,047,371 outstanding convertible Class B Common Stock.
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
•fluctuations in currency exchange rates, interest rates, and related effects on our results of operations;
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
Natural disasters, pandemics other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence and operations in the San Francisco Bay Area of California and Australia. The west coast of the U.S. contains active earthquake zones and is often at risk from wildfires. Australia has experienced significant wildfires and flooding that have impacted our employees. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack in any of the regions or localities in which we operate, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, effective December 31, 2023, our Chief Revenue Officer stepped down from his role. In addition, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Co-Chief Executive Officers, or other key employees could harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended December 31, 2023 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2023	242	$189.29	242	$734,744
November 2023	262	181.18	262	687,367
December 2023	26	190.36	26	682,370
Total	530		530

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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2023, we issued 286,302 shares of our unregistered Class A Common Stock in connection with our acquisition of Loom, and 13,151 shares of our unregistered Class A Common Stock in connection with our acquisition of another private company, which, in each case, will vest over time subject to continued service by the holders. The issuances did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances were made in private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 20, 2023, Anu Bharadwaj, the Company’s President, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 18,240 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until March 14, 2025.
On November 29, 2023, Rajeev Rajan, the Company’s Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 5,781 shares of the Company’s Class A Common Stock, (ii) up to 50% of the shares of the Company’s Class A Common Stock issued upon the settlement of 54,511 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and (iii) up to 50% of the shares of the Company’s Class A Common Stock issued upon the settlement of any future RSUs awarded during the plan period, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, in each case pursuant to the terms of the plan and until February 28, 2025.
On November 30, 2023, Gene Liu, the Company’s Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,978 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until February 28, 2025.

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

ATLASSIAN CORPORATION

Date: February 2, 2024	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)