Form 10-Q
period 2024-03-31
Atlassian Corp
filed 2024-04-26
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 19, 2024, there were 159,285,760 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 101,012,393 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,948,978	$2,102,550
Marketable securities	163,318	10,000
Accounts receivable, net	646,082	477,678
Prepaid expenses and other current assets	155,551	146,136
Total current assets	2,913,929	2,736,364
Non-current assets:
Property and equipment, net	80,961	81,402
Operating lease right-of-use assets	180,967	184,195
Strategic investments	220,125	225,538
Intangible assets, net	312,816	69,072
Goodwill	1,285,745	727,211
Deferred tax assets	2,780	9,945
Other non-current assets	65,942	73,052
Total assets	$5,063,265	$4,106,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$188,241	$159,293
Accrued expenses and other current liabilities	484,896	423,131
Deferred revenue, current portion	1,698,639	1,362,736
Operating lease liabilities, current portion	46,437	44,930
Term loan facility, current portion	50,000	37,500
Total current liabilities	2,468,213	2,027,590
Non-current liabilities:
Deferred revenue, net of current portion	256,926	182,743
Operating lease liabilities, net of current portion	225,208	237,835
Term loan facility, net of current portion	924,724	962,093
Deferred tax liabilities	19,036	10,669
Other non-current liabilities	34,987	31,177
Total liabilities	3,929,094	3,452,107
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 159,483,342 and 152,442,673 issued and outstanding at March 31, 2024 and June 30, 2023, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 101,012,393 and 105,124,103 issued and outstanding at March 31, 2024 and June 30, 2023, respectively	1	1
Additional paid-in capital	3,938,577	3,130,631
Accumulated other comprehensive income	13,767	34,002
Accumulated deficit	(2,818,176)	(2,509,964)
Total stockholders’ equity	1,134,171	654,672
Total liabilities and stockholders’ equity	$5,063,265	$4,106,779
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Subscription	$1,071,355	$760,680	$2,855,518	$2,122,863
Maintenance	29,530	94,225	177,230	313,813
Other	88,243	60,548	194,265	158,873
Total revenues	1,189,128	915,453	3,227,013	2,595,549
Cost of revenues (1) (2)	213,425	168,652	585,990	463,989
Gross profit	975,703	746,801	2,641,023	2,131,560
Operating expenses:
Research and development (1) (2)	576,490	522,344	1,595,007	1,395,026
Marketing and sales (1) (2)	223,814	220,921	637,894	567,240
General and administrative (1)	157,595	165,103	458,249	464,127
Total operating expenses	957,899	908,368	2,691,150	2,426,393
Operating income (loss)	17,804	(161,567)	(50,127)	(294,833)
Other income (expense), net	(10,990)	(943)	(23,964)	21,597
Interest income	21,414	15,047	69,233	29,153
Interest expense	(8,453)	(7,978)	(26,430)	(21,607)
Income (loss) before provision for income taxes	19,775	(155,441)	(31,288)	(265,690)
Provision for income taxes	(7,023)	(53,596)	(72,312)	(162,119)
Net income (loss)	$12,752	$(209,037)	$(103,600)	$(427,809)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.05	$(0.81)	$(0.40)	$(1.67)
Diluted	$0.05	$(0.81)	$(0.40)	$(1.67)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	259,717	256,825	258,738	255,949
Diluted	261,778	256,825	258,738	255,949
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$17,840	$17,581	$53,874	$46,747
Research and development	190,322	167,994	528,587	447,465
Marketing and sales	33,383	36,571	103,832	97,922
General and administrative	40,974	41,281	121,652	110,709
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$12,454	$5,696	$25,282	$17,090
Research and development	94	94	281	281
Marketing and sales	3,646	2,365	8,723	7,376
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$12,752	$(209,037)	$(103,600)	$(427,809)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(4,525)	(322)	(3,030)	(4,614)
Net change in unrealized gain (loss) on marketable and privately held debt securities	(191)	183	(160)	1,403
Net gain (loss) on cash flow hedging derivative instruments	(20,181)	(13,763)	(17,045)	18,961
Other comprehensive income (loss), before tax	(24,897)	(13,902)	(20,235)	15,750
Income tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(24,897)	(13,902)	(20,235)	15,750
Total comprehensive loss, net of tax	$(12,145)	$(222,939)	$(123,835)	$(412,059)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923
Common stock issued	1,296	—	—	—	1	—	—	1
Conversion from Class B Common Stock to Class A Common Stock	2,035	—	(2,035)	—	—	—	—	—
Stock-based compensation	—	—	—	—	282,519	—	—	282,519
Repurchases of Class A Common Stock	(206)	—	—	—	—	—	(41,127)	(41,127)
Other comprehensive loss, net of tax	—	—	—	—	—	(24,897)	—	(24,897)
Net income	—	—	—	—	—	—	12,752	12,752
Balance at March 31, 2024	159,182	$2	101,012	$1	$3,938,577	$13,767	$(2,818,176)	$1,134,171

	Three Months Ended March 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	149,020	$1	107,248	$1	$2,621,776	$43,516	$(2,087,802)	$577,492
Common stock issued	1,189	—	—	—	3	—	—	3
Conversion from Class B Common Stock to Class A Common Stock	1,068	—	(1,068)	—	—	—	—	—
Stock-based compensation	—	—	—	—	263,427	—	—	263,427
Repurchases of Class A Common Stock	(226)	—	—	—	—	—	(35,716)	(35,716)
Other comprehensive loss, net of tax	—	—	—	—	—	(13,902)	—	(13,902)
Net loss	—	—	—	—	—	—	(209,037)	(209,037)
Balance at March 31, 2023	151,051	$1	106,180	$1	$2,885,206	$29,614	$(2,332,555)	$582,267

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Nine Months Ended March 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	3,718	—	—	—	1	—	—	1
Conversion from Class B Common Stock to Class A Common Stock	4,112	—	(4,112)	—	—	—	—	—
Stock-based compensation	—	—	—	—	807,945	—	—	807,945
Repurchases of Class A Common Stock	(1,085)	—	—	—	—	—	(204,612)	(204,612)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,235)	—	(20,235)
Net loss	—	—	—	—	—	—	(103,600)	(103,600)
Balance at March 31, 2024	159,182	$2	101,012	$1	$3,938,577	$13,767	$(2,818,176)	$1,134,171

	Nine Months Ended March 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	144,820	$1	110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued	2,601	—	—	—	(173)	—	—	(173)
Conversion from Class B Common Stock to Class A Common Stock	3,856	—	(3,856)	—	—	—	—	—
Stock-based compensation	—	—	—	—	702,843	—	—	702,843
Repurchases of Class A Common Stock	(226)	—	—	—	—	—	(35,716)	(35,716)
Other comprehensive income, net of tax	—	—	—	—	—	15,750	—	15,750
Net loss	—	—	—	—	—	—	(427,809)	(427,809)
Balance at March 31, 2023	151,051	$1	106,180	$1	$2,885,206	$29,614	$(2,332,555)	$582,267
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,752	$(209,037)	$(103,600)	$(427,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,464	15,523	55,560	45,619
Stock-based compensation	282,519	263,427	807,945	702,843
Impairment charges for leases and leasehold improvements	—	61,098	—	61,098
Deferred income taxes	3,207	1,495	(98)	6,308
Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(1,378)	(45,158)
Net loss (income) on strategic investments	4,060	(1,812)	11,750	17,264
Net foreign currency loss (gain)	(2,276)	(177)	142	(6,005)
Other	412	1,381	698	1,611
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(119,819)	8,460	(166,494)	(38,031)
Prepaid expenses and other assets	(35,986)	(15,163)	(59,528)	(40,530)
Accounts payable	28,227	(27,700)	28,850	22,034
Accrued expenses and other liabilities	67,149	131,238	54,958	81,055
Deferred revenue	301,681	123,636	393,135	215,037
Net cash provided by operating activities	565,390	352,369	1,021,940	595,336
Cash flows from investing activities:
Business combinations, net of cash acquired	—	—	(844,727)	(600)
Purchases of property and equipment	(10,520)	(2,691)	(19,522)	(23,227)
Purchases of strategic investments	(4,250)	(9,000)	(8,250)	(18,450)
Purchases of marketable securities	(74,544)	—	(213,690)	(10,000)
Proceeds from maturities of marketable securities	63,000	26,250	79,150	73,950
Proceeds from sales of marketable securities and strategic investments	—	8	61,392	629
Net cash provided by (used in) investing activities	(26,314)	14,567	(945,647)	22,302
Cash flows from financing activities:
Principal payments of term loan facility	(12,500)	—	(25,000)	—
Repurchases of Class A Common Stock	(35,377)	(31,748)	(203,029)	(31,748)
Proceeds from other financing arrangements	—	2	—	1,398
Net cash used in financing activities	(47,877)	(31,746)	(228,029)	(30,350)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,769)	421	(1,986)	(996)
Net increase (decrease) in cash, cash equivalents, and restricted cash	488,430	335,611	(153,722)	586,292
Cash, cash equivalents, and restricted cash at beginning of period	1,461,763	1,637,969	2,103,915	1,386,686
Net decrease in cash and cash equivalents included in assets held for sale	—	—	—	602
Cash, cash equivalents, and restricted cash at end of period	$1,950,193	$1,973,580	$1,950,193	$1,973,580

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:

Cash and cash equivalents	$1,948,978	$1,972,217	$1,948,978	$1,972,217
Restricted cash included in other non-current assets	1,215	1,363	1,215	1,363
Total cash, cash equivalents, and restricted cash	$1,950,193	$1,973,580	$1,950,193	$1,973,580
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	1,510	760	1,510	760
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	5,750	3,968	5,750	3,968
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three and nine months ended March 31, 2024 and 2023.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of March 31, 2024 and June 30, 2023, no customer represented more than 10% of the total accounts receivable balance. For the three and nine months ended March 31, 2024 and 2023, no customer represented more than 10% of total revenues.
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

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, by the level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,461,854	$—	$1,461,854
Marketable securities:
U.S. treasury securities	—	45,037	45,037
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	32,716	32,716
Corporate debt securities	—	75,565	75,565
Derivative financial instruments	—	43,114	43,114
Total assets measured at fair value	$1,461,854	$206,432	$1,668,286

Liabilities measured at fair value
Derivative financial instruments	$—	$9,829	$9,829
Total liabilities measured at fair value	$—	$9,829	$9,829
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $147.4 million and $140.1 million as of March 31, 2024 and June 30, 2023, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of March 31, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$45,109	$—	$(72)	$45,037
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	32,716	—	—	32,716
Corporate debt securities	75,653	4	(92)	75,565
Total marketable securities	$163,478	$4	$(164)	$163,318
The Company’s investments of marketable securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit and time deposits	$10,000	$—	$—	$10,000
Total marketable securities	$10,000	$—	$—	$10,000
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	March 31, 2024	June 30, 2023
Due in one year or less	$134,537	$10,000
Due in one year through five years	28,781	—
Total marketable securities	$163,318	$10,000
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2024, the unrealized losses and the related risk of expected credit losses were not material, and as of June 30, 2023, no unrealized losses were recorded.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of March 31, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$9,550	$—	$(3,850)	$5,700
The Company’s investments of privately held debt securities as of June 30, 2023, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$8,800	$—	$(3,350)	$5,450

Carrying value of publicly traded and privately held equity securities
The carrying value is measured as the total initial cost plus the cumulative net gain (loss). Publicly traded equity securities are recorded at fair value and privately held equity securities are measured using the measurement alternative.
The Company did not have any publicly traded equity securities as of March 31, 2024 and the carrying values for privately held equity securities as of March 31, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$142,550
Cumulative net losses	(900)
Carrying value	$141,650
Privately held equity securities cumulative net losses are comprised of downward adjustments and impairment of $7.3 million and upward adjustments of $6.5 million as of March 31, 2024.
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
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Unrealized gains (losses) recognized on publicly traded equity securities	$—	$1,740	$—	$(9,737)
Unrealized gains recognized on privately held equity securities	940	46	940	306
Unrealized losses recognized on privately held equity securities including impairment	—	—	(1,442)	(7,642)
Unrealized losses on privately held debt securities	(500)		(500)	—
Unrealized gains (losses), net	$440	$1,786	$(1,002)	$(17,073)
Realized gains recognized on sales of publicly traded equity securities	—	—	515
Realized losses on debt securities	—	—	—	(212)
Gains (losses) on strategic investments, net	$440	$1,786	$(487)	$(17,285)
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$940	$46	$(502)	$(6,986)
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
The following table sets forth the carrying amounts of the equity method investment and the movements during the nine months ended March 31, 2024 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(11,262)
Effect of change in exchange rates	(1,399)
Balance as of March 31, 2024	$72,775
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of March 31, 2024 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$849,509	$78,210	$927,719	$647,381	$280,338	$927,719
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.77%	0.77%	0.77%		0.77%
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2023 (in thousands, except for average interest rate):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$849,811	$35,181	$884,992	$532,059	$352,933	$884,992
Interest rate swaps:
Notional amount	$—	$650,000	$650,000	$650,000	$—	$650,000
Average fixed interest rate		0.81%	0.81%	0.81%		0.81%

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	March 31, 2024	June 30, 2023
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1,970	$3,177
Foreign exchange forward contracts	Other non-current assets	92	—
Interest rate swaps	Prepaid expenses and other current assets	27,476	28,926
Interest rate swaps	Other non-current assets	13,396	28,215
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	180	3,892
Total derivative assets		$43,114	$64,210

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$8,608	$9,657
Foreign exchange forward contracts	Other non-current liabilities	731	209
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	490	248
Total derivative liabilities		$9,829	$10,114
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Beginning balance of accumulated gains in accumulated other comprehensive loss	$51,306	$57,226	$48,170	$24,502
Gross unrealized gains recognized in other comprehensive loss	(12,979)	(10,520)	(3,636)	11,647
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	(152)	282	824	1,407
Recognized in research and development	942	1,393	6,144	13,258
Recognized in marketing and sales	(159)	198	742	970
Recognized in general and administrative	(327)	966	1,452	4,696
Recognized in interest expense	(7,506)	(6,082)	(22,571)	(13,017)
Ending balance of accumulated gains in accumulated other comprehensive income	$31,125	$43,463	$31,125	$43,463

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Equipment	$10,812	$9,298
Computer hardware and software	39,404	29,801
Furniture and fittings	24,151	24,773
Leasehold improvements and other	131,262	123,125
Property and equipment, gross	205,629	186,997
Less: accumulated depreciation and impairment	(124,668)	(105,595)
Property and equipment, net	$80,961	$81,402
Depreciation expense was $7.3 million and $7.4 million for the three months ended March 31, 2024 and 2023, and $21.3 million and $20.9 million for the nine months ended March 31, 2024 and 2023, respectively.
7. Business Combinations
Loom, Inc
On November 30, 2023, the Company acquired 100% of the outstanding equity of Loom, Inc. (“Loom”), an asynchronous video messaging platform that helps users communicate through instantly shareable videos. The acquisition of Loom will further elevate the collaboration experience of Atlassian customers. Total purchase price consideration for Loom was approximately $885.6 million and consisted of cash. The Company has included the financial results of Loom in its condensed consolidated financial statements from the date of acquisition, which were not material for the three and nine months ended March 31, 2024. Pro forma results of operations have not been presented for the three and nine months ended March 31, 2024 and 2023 because the effect of the acquisition was not material to our condensed consolidated financial statements.
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
In connection with the transaction, the Company granted $30.2 million worth of replacement awards in the form of Atlassian restricted stock units ("RSU") to Loom employees and $54.7 million worth of restricted stock awards (“RSA”) to certain key Loom employees. The fair value of the replacement awards and RSA was based on the stock price of the Company on the grant date. Both the replacement awards and RSA are subject to future vesting provisions based on service conditions and the related cost is accounted for as stock-based compensation.
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
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2023	$727,211
Additions	558,224
Effect of change in exchange rates	310
Balance as of March 31, 2024	$1,285,745
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2024	June 30, 2023	Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	$470,662	$235,818	6
Patents, trade names, and other rights	70,393	33,393	7
Customer relationships	135,687	129,502	4
Intangible assets, gross	676,742	398,713
Less: accumulated amortization	(363,926)	(329,641)
Intangible assets, net	$312,816	$69,072
Amortization expense for intangible assets was approximately $16.2 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively and $34.3 million and $24.7 million for the nine months ended March 31, 2024 and 2023, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of March 31, 2024 (in thousands):

Fiscal Years:
Remainder of 2024	$15,387
2025	54,903
2026	52,365
2027	47,533
2028	44,968
Thereafter	97,660
Total future amortization expense	$312,816
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	June 30, 2023
Accrued expenses	$152,760	$107,479
Employee benefits	269,706	191,801
Tax liabilities	10,692	88,748
Customer deposits	17,025	11,784
Derivative liabilities	9,098	9,905
Other payables	25,615	13,414
Total accrued expenses and other current liabilities	$484,896	$423,131
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
The Credit Facility matures in October 2025 and the Company may prepay the Credit Facility at its discretion without penalty. Commencing on October 31, 2023, the Company is obligated to repay the outstanding principal amount of the Term Loan Facility in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Term Loan Facility. The Company originally drew $1 billion in fiscal year 2022 under the Term Loan Facility. During the three and nine months ended March 31, 2024, the Company made required repayments of $12.5 million and $25.0 million, respectively. As of March 31, 2024, $975.0 million was outstanding under the Term Loan Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio.
The Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which ratio increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2024, the Company was in compliance with all related covenants.

11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to five years. During the three and nine months ended March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in its Annual Report on Form 10-K for fiscal year 2023.
Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 11, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2023.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs, excluding short-term lease costs and variable lease costs	$10,462	$13,101	$31,068	$39,438
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,313	$—	$23,265	$1,279
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. On January 22, 2024, the court issued a ruling granting the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on March 1, 2024 and the defendants’ filed a motion to dismiss on April 19, 2024, with further briefing scheduled prior to a scheduled hearing on the defendants’ motion to dismiss on August 8, 2024.
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
As of March 31, 2024, approximately $2.3 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 80% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Americas
United States	$492,382	$395,666	$1,364,195	$1,127,390
Other Americas	72,005	59,378	204,154	167,284
Total Americas	564,387	455,044	1,568,349	1,294,674
EMEA
Germany	135,860	88,679	331,582	244,342
Other EMEA	364,145	267,564	971,721	759,949
EMEA	500,005	356,243	1,303,303	1,004,291
Asia Pacific	124,736	104,166	355,361	296,584
Total revenues	$1,189,128	$915,453	$3,227,013	$2,595,549
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
The revenues from Server offerings consists of revenue from maintenance services since the Company no longer sells perpetual licenses for its Server offerings. The Company generally ended maintenance and support for these Server offerings in February 2024.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cloud	$703,036	$534,891	$1,960,893	$1,522,269
Data Center	364,134	221,551	881,835	587,043
Server	29,720	94,389	177,645	314,370
Marketplace and other	92,238	64,622	206,640	171,867
Total revenues	$1,189,128	$915,453	$3,227,013	$2,595,549
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of contract balances are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning of period	$1,653,883	$1,274,081	$1,545,479	$1,182,680
Additions	1,490,810	1,039,089	3,637,099	2,810,586
Revenue	(1,189,128)	(915,453)	(3,227,013)	(2,595,549)
Balance, end of period	$1,955,565	$1,397,717	$1,955,565	$1,397,717

For the three months ended March 31, 2024 and 2023, approximately 21% and 22% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the nine months ended March 31, 2024 and 2023, approximately 38% and 37% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning of period	$69,103	$37,988	$53,604	$27,141
Additions	9,613	7,051	36,092	23,466
Amortization expense	(6,875)	(3,606)	(17,855)	(9,174)
Balance, end of period	$71,841	$41,433	$71,841	$41,433
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$25,861	$14,219
Other non-current assets			45,980	27,214
Total			$71,841	$41,433
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
13. Stockholders’ Equity
Stock-based Compensation
A summary of RSU activity for the nine months ended March 31, 2024 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2023	9,562,918	$235.16	$1,604,753
Granted	8,600,278	202.66
Vested	(3,714,542)	223.88	718,577
Forfeited or cancelled	(1,299,014)	231.63
Balance as of March 31, 2024	13,149,640	$217.44	$2,565,626
As of March 31, 2024, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.2 billion, which is expected to be recognized over a weighted-average period of 2.3 years.
During the nine months ended March 31, 2024, the Company granted 301,751 shares of RSA. During the nine months ended March 31, 2023, the Company did not grant any shares of RSA. As of March 31, 2024 and June 30, 2023, there were 301,054 and 6,131 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA were $58.7 million and $1.0 million as of March 31, 2024 and June 30, 2023, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “Share Repurchase Program”). During the three and nine months ended March 31, 2024, the Company repurchased and subsequently retired approximately 0.2 million and 1.1 million shares of its Class A Common Stock for approximately $41.1 million and $204.6 million at an average price per share of $199.35 and $188.57, respectively. All repurchases were made in open market transactions. As of

March 31, 2024, the Company was authorized to purchase a remaining $641.2 million of its Class A Common Stock under the Share Repurchase Program.

14. Net Income (Loss) Per Share
The Company computes net income (loss) per share of Class A and Class B Common Stock using the two-class method. As the liquidation and dividend rights for both Class A and Class B Common Stock are identical, the net income (loss) is allocated on a proportionate basis to the weighted-average number of shares of common stock outstanding for the period. Basic net income (loss) per share attributable to Class A and Class B stockholders is computed by dividing the net income (loss) by the weighted-average number of Class A and Class B Common Stock outstanding during the period.
For the calculation of diluted net income per share, basic earnings per share is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. For the report periods that the Company is in a loss position, basic net loss per share are the same as diluted net loss per share as the inclusion of potential dilutive shares would have been anti-dilutive.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$7,743	$5,009	$(122,596)	$(86,441)	$(62,334)	$(41,266)	$(248,347)	$(179,462)
Denominator:
Weighted-average shares outstanding	157,710	102,007	150,622	106,203	155,676	103,062	148,580	107,369
Net income (loss) per share, basic	$0.05	$0.05	$(0.81)	$(0.81)	$(0.40)	$(0.40)	$(1.67)	$(1.67)
Net income (loss) per share, diluted
Numerator:
Net income (loss)	$7,743	$5,009	$(122,596)	$(86,441)	$(62,334)	$(41,266)	$(248,347)	$(179,462)
Reallocation of undistributed earnings as a result of conversion of shares of Class B Common Stock to Class A Common Stock	5,009	—	—	—	—	—	—	—
Reallocation of undistributed earnings	—	(40)	—	—	—	—	—	—
Net income (loss) for net income (loss) per share, diluted	$12,752	$4,969	$(122,596)	$(86,441)	$(62,334)	$(41,266)	$(248,347)	$(179,462)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	157,710	102,007	150,622	106,203	155,676	103,062	148,580	107,369
Conversion of shares of Class B Common Stock to Class A Common Stock outstanding	102,007	—	—	—	—	—	—	—
RSA	300	—	—	—	—	—	—	—
Dilution from dilutive securities	1,761	—	—	—	—	—	—	—
Weighted-average shares used in computation net income (loss) per share, diluted	261,778	102,007	150,622	106,203	155,676	103,062	148,580	107,369
Net income (loss) per share, diluted	$0.05	$0.05	$(0.81)	$(0.81)	$(0.40)	$(0.40)	$(1.67)	$(1.67)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Class A Common Stock restricted stock units	4,285	8,186	7,541	7,379
Class A Common Stock RSA	—	12	22	20
Total	4,285	8,198	7,563	7,399

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
The Company reported an income tax provision of $7.0 million on pretax income of $19.8 million and an income tax provision of $72.3 million on pretax loss of $31.3 million for the three and nine months ended March 31, 2024, respectively, as compared to an income tax provision of $53.6 million on pretax loss of $155.4 million and an income tax provision of $162.1 million on pretax loss of $265.7 million for the three and nine months ended March 31, 2023, respectively. The decrease in the income tax provision for the three and nine months ended March 31, 2024 is primarily attributable to a decrease in the recognition of reserves for uncertain tax positions and the partial release of valuation allowance as a result of Loom acquisition. See Note 7, “Business Combinations,” for additional information. The Company’s effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily due to non-deductible stock-based compensation in certain foreign jurisdictions, full valuation allowances in the U.S. and Australia, research and development tax credits and incentives, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia.
During the nine months ended March 31, 2024, the Company finalized an Advanced Pricing Arrangement (“APA”) with the Australian Taxation Office with respect to its transfer pricing arrangements between Australia and the U.S. that covers the tax years ended June 30, 2019 to June 30, 2025. Pursuant to the terms of the agreement, the Company made a cash tax payment of approximately $60.5 million during the nine months ended March 31, 2024.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company’s assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of March 31, 2024, the Company will continue to maintain a full valuation allowance on its U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

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
Our products help teams plan, track and execute shared work — delivering superior outcomes for their organizations.
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
Our mission is possible with a deep investment in product development to create and refine high-quality and versatile products that users love. We make our products affordable for organizations of all sizes, transparently share our pricing online for most of our products, and generally do not follow the practice of ad hoc discounting that is typical in the enterprise software industry. We aim to grow our customer base, targeting every organization, regardless of size, industry, or geography. This allows us to operate at unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries as of March 31, 2024. Our customers range from small organizations that have adopted one of our products for a small group of users, to over eighty percent of the Fortune 500, many of which use a combination of our products across thousands of users.
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
We generate revenues primarily in the form of subscription and maintenance fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our product offerings, prices and pricing plans for our products which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
Maintenance provides our customers with access to unspecified future updates, upgrades and enhancements and technical product support on an if-and-when-available basis for perpetual license products purchased and operated by our customers on their premises (“Server offerings”). We no longer sell perpetual licenses or upgrades for our Server offerings and generally ended maintenance and support for these Server offerings in February 2024, subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings. We have helped our customers transition to other versions of our products with our migration tools and programs, customer support teams, and pricing and packaging options. Maintenance revenue no longer constitutes a material portion of our recurring revenue base after February 2024. In each of the past three fiscal years, more than 80% of our total revenues have been of a recurring nature from subscription and maintenance fees.
On November 30, 2023, we acquired 100% of the outstanding equity of Loom, Inc. (“Loom”), an asynchronous video messaging platform that helps users communicate through instantly shareable videos. We believe the acquisition of Loom will further elevate the collaboration experience for our customers.
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We are subject to risks and exposures from the evolving macroeconomic environment, including the effects of rising inflation, increases in interest rates, and increases in geopolitical tensions. We monitor the direct and indirect impacts of these circumstances on our business and financial results. We have seen expansion from existing customers moderate in recent quarters, particularly amongst our small and medium-sized customers. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
Key Business Metrics
We utilize the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Base
We have a history of successfully growing both our total customer base and the spend per customer through growth in users, purchase of new licenses, and adoption of new products. We believe our ability to attract new customers is critical, and expanding within the existing customer base is the primary driver of our success as a business. Typically, new customers begin their journey with Atlassian products with a small footprint by either adopting our free editions or purchasing a single product for a limited number of users. We are focused on continuing to grow our total customer base, specifically the number of customers with more than $10,000 in annualized recurring revenue from our Cloud offerings (“Cloud ARR”), as it measures our ability to successfully expand within our existing customer base.
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
As of March 31, 2024, we had more than 300,000 customers. Including single user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our total customer base. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers as of the dates presented:

	As of
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Number of customers with greater than $10,000 in Cloud ARR	37,336	38,726	40,103	42,864*	44,336
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net cash provided by operating activities	$565,390	$352,369	$1,021,940	$595,336
Less: Capital expenditures	(10,520)	(2,691)	(19,522)	(23,227)
Free cash flow	$554,870	$349,678	$1,002,418	$572,109
Free cash flow increased by $205.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities, partially offset by an increase in capital expenditures. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Free cash flow increased by $430.3 million during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities and a decrease in capital expenditures. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
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
We expect subscription revenue to increase and continue to be our primary driver of revenue growth as our customers continue to migrate to our Cloud and Data Center offerings. We no longer sell perpetual licenses or upgrades for our Server offerings and we generally ended maintenance and support for these Server offerings in February 2024. Consistent with our strategy, our Server business has continued to contract as Server customers migrate to our Cloud and Data Center offerings, and maintenance revenue is expected to be immaterial after the Server end of support date.
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
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, consulting and contractor costs associated with our software development teams, facilities and related overhead costs, and certain IT program expenses. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our mobile capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expenses for our employees, including stock-based compensation, marketing and sales programs, consulting and contractor costs, facilities and related overhead costs, and certain IT program expenses. Marketing programs consist of advertising, promotional events, corporate communications, brand building and product marketing activities such as online lead generation. Sales programs consist of activities and teams focused on supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our products across their organizations and helping product evaluators learn how they can use our tools most effectively.
General and Administrative
General and administrative expenses consist primarily of compensation expenses for our employees, including stock-based compensation, for finance, legal, human resources and information technology personnel, facilities and related overhead costs, consulting and contractor costs, certain IT program expenses, and other corporate expenses.
Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
Net Income (Loss)
We earned a net income during the three months ended March 31, 2024, primarily attributable to strong growth in subscription revenues. We incurred a net loss during the nine months ended March 31, 2024, primarily attributable to continued investments, particularly in research and development personnel to drive continued product innovation, as well as infrastructure to support our Cloud offerings.

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
There have been no other significant changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2023.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription	$1,071,355	91%	$760,680	83%	$2,855,518	89%	$2,122,863	83%
Maintenance	29,530	2	94,225	10	177,230	5	313,813	12
Other	88,243	7	60,548	7	194,265	6	158,873	5
Total revenues	1,189,128	100	915,453	100	3,227,013	100	2,595,549	100
Cost of revenues	213,425	18	168,652	18	585,990	18	463,989	18
Gross profit	975,703	82	746,801	82	2,641,023	82	2,131,560	82
Operating expenses:
Research and development	576,490	49	522,344	57	1,595,007	49	1,395,026	54
Marketing and sales	223,814	19	220,921	24	637,894	20	567,240	21
General and administrative	157,595	13	165,103	19	458,249	14	464,127	18
Total operating expenses	957,899	81	908,368	100	2,691,150	83	2,426,393	93
Operating income (loss)	17,804	1	(161,567)	(18)	(50,127)	(1)	(294,833)	(11)
Other income (expense), net	(10,990)	(1)	(943)	—	(23,964)	(1)	21,597	1
Interest income	21,414	2	15,047	2	69,233	2	29,153	1
Interest expense	(8,453)	—	(7,978)	(1)	(26,430)	(1)	(21,607)	(1)
Income (loss) before provision for income taxes	19,775	2	(155,441)	(17)	(31,288)	(1)	(265,690)	(10)
Provision for income taxes	(7,023)	(1)	(53,596)	(6)	(72,312)	(2)	(162,119)	(6)
Net income (loss)	$12,752	1%	$(209,037)	(23)%	$(103,600)	(3)%	$(427,809)	(16)%

Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Subscription	$1,071,355	$760,680	$310,675	41%
Maintenance	29,530	94,225	(64,695)	(69)
Other	88,243	60,548	27,695	46
Total revenues	$1,189,128	$915,453	$273,675	30%
Total revenues increased $273.7 million, or 30%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the three months ended March 31, 2024, over 90% was attributable to sales to customer accounts existing on or before December 31, 2023.
Subscription revenues increased $310.7 million, or 41%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to subscription services for our Cloud offerings and term-based licenses for our Data Center offerings.
Maintenance revenues decreased $64.7 million, or 69%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We no longer offer upgrades to perpetual licenses beginning February 2022, and generally ended maintenance and support for these products in February 2024.
Other revenues increased $27.7 million, or 46%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in other revenues was primarily attributable to an increase of $25.4 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cloud	$703,036	$534,891	$168,145	31%
Data Center	364,134	221,551	142,583	64
Server	29,720	94,389	(64,669)	(69)
Marketplace and other	92,238	64,622	27,616	43
Total revenues	$1,189,128	$915,453	$273,675	30%
Total revenues by geography were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Americas	$564,387	$455,044	$109,343	24%
EMEA	500,005	356,243	143,762	40
Asia Pacific	124,736	104,166	20,570	20
Total revenues	$1,189,128	$915,453	$273,675	30%
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cost of revenues	$213,425	$168,652	$44,773	27%
Gross margin	82%	82%

Cost of revenues increased $44.8 million, or 27%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall increase was primarily attributable to an increase of $33.3 million in hosting fees paid to third-party providers, and an increase of $10.4 million in compensation expense for employees.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Research and development	$576,490	$522,344	$54,146	10%
Research and development expenses increased $54.1 million, or 10%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall increase was primarily attributable to an increase of $87.5 million in compensation expenses for employees (which includes an increase of $28.3 million in stock-based compensation), partially offset by restructuring charges of $43.3 million recorded during the three months ended March 31, 2023.
Marketing and Sales

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Marketing and sales	$223,814	220,921	$2,893	1%
Marketing and sales expenses increased $2.9 million, or 1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The overall increase was primarily attributable to an increase of $20.5 million in compensation expenses for employees, an increase of $4.3 million in advertising and marketing event expenses, and slight increases in contractor costs and professional service fees, partially offset by restructuring charges of $24.2 million recorded during the three months ended March 31, 2023.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
General and administrative	$157,595	165,103	$(7,508)	(5)%
General and administrative expenses decreased $7.5 million, or (5)% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall decrease was primarily attributable to restructuring charges of $21.1 million recorded during the three months ended March 31, 2023, partially offset by an increase of $8.1 million in compensation expenses for employees, and slight increases across several other areas.
Other Expense, net

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Other expense, net	$(10,990)	$(943)	$(10,047)	1,065%
Other expense, net increased $10.0 million, or 1,065%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in other expense was primarily attributable to an increase of $4.5 million related to our share of loss from an equity method, and higher contribution to Atlassian Foundation.
Interest Income

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest income	21,414	15,047	$6,367	42%
Interest income increased $6.4 million, or 42% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase in investment income as a result of increased investment balances and increased interest rates.

Interest Expense

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest expense	$(8,453)	$(7,978)	$(475)	6%
Interest expense increased $0.5 million, or 6% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase in interest expense from our Credit Facility (as defined below) as a result of increased interest rates.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Provision for income taxes	$(7,023)	$(53,596)	$46,573	(87)%
Effective tax rate	*	*
*    Not meaningful
We reported an income tax provision of $7.0 million on pretax income of $19.8 million for the three months ended March 31, 2024, as compared to an income tax provision of $53.6 million on pretax loss of $155.4 million for the three months ended March 31, 2023. The decrease in the income tax provision for the three months ended March 31, 2024 was primarily attributable to a decrease in the recognition of reserves for uncertain tax positions.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to non-deductible stock-based compensation in certain foreign jurisdictions, full valuation allowances in the U.S. and Australia, research and development tax credits and incentives, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia. See Note 15, “Income Taxes,” to the notes to our condensed consolidated financial statements for additional information.
Our future effective annual tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, level of profit before tax, accounting for uncertain tax positions, business combinations, changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws.
A significant amount of our earnings is generated by our Australian subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates. Changes in our global operations could result in changes to our effective tax rates, future cash flows, and overall profitability of our operations.

Nine Months Ended March 31, 2024 and 2023
Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Subscription	$2,855,518	$2,122,863	$732,655	35%
Maintenance	177,230	313,813	(136,583)	(44)
Other	194,265	158,873	35,392	22
Total revenues	$3,227,013	$2,595,549	$631,464	24%
Total revenues increased $631.5 million, or 24%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Growth in total revenues was primarily attributable to increased demand for our products from both new and existing customers. Of total revenues recognized in the nine months ended March 31, 2024, over 90% was attributable to sales to customer accounts existing on or before June 30, 2023.
Subscription revenues increased $732.7 million, or 35%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase in subscription revenues was primarily attributable to additional subscriptions from our existing customer base, and customers migrating to cloud-based subscription services and term-based licenses for our Data Center products.
Maintenance revenues decreased $136.6 million, or 44%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. We no longer offer upgrades to perpetual licenses beginning February 2022, and generally ended maintenance and support for these products in February 2024.
Other revenues increased $35.4 million, or 22%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase in other revenues was primarily attributable to an increase of $34.0 million in revenue from sales of third-party apps through our Atlassian Marketplace.
Total revenues by deployment options were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cloud	$1,960,893	$1,522,269	$438,624	29%
Data Center	881,835	587,043	294,792	50
Server	177,645	314,370	(136,725)	(43)
Marketplace and other	206,640	171,867	34,773	20
Total revenues	$3,227,013	$2,595,549	$631,464	24%
Total revenues by geography were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Americas	$1,568,349	$1,294,674	$273,675	21%
EMEA	1,303,303	1,004,291	299,012	30
Asia Pacific	355,361	296,584	58,777	20
Total revenues	$3,227,013	$2,595,549	$631,464	24%
Cost of Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cost of revenues	$585,990	$463,989	$122,001	26%
Gross margin	82%	82%

Cost of revenues increased $122.0 million, or 26%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The overall increase was primarily attributable to an increase of $69.1 million in hosting fees paid to third-party providers, and an increase of $50.0 million in compensation expense for employees (which includes an increase of $7.4 million in stock-based compensation).
Operating Expenses
Research and Development

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Research and development	$1,595,007	$1,395,026	$199,981	14%
Research and development expenses increased $200.0 million, or 14%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The overall increase was primarily attributable to an increase of $254.0 million in compensation expenses for employees (which includes an increase of $87.2 million in stock-based compensation), partially offset by restructuring charges of $43.3 million recorded during the nine months ended March 31, 2023, and a decrease of $30.4 million in contractor costs and professional services fees.
Marketing and Sales

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Marketing and sales	$637,894	$567,240	$70,654	12%
Marketing and sales expenses increased $70.7 million, or 12%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The overall increase was primarily attributable to an increase of $78.3 million in compensation expenses for employees (which includes an increase of $7.8 million in stock-based compensation), and an increase of $9.1 million in advertising and marketing event expenses, partially offset by restructuring charges of $24.2 million recorded during the nine months ended March 31, 2023.
General and Administrative

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
General and administrative	$458,249	$464,127	$(5,878)	(1)%
General and administrative expenses decreased $5.9 million, or (1)%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The overall decrease was primarily attributable to restructuring charges of $21.1 million recorded during the nine months ended March 31, 2023, a decrease of $6.9 million in recruitment cost, and a decrease of $5.8 million in contractor costs and professional services, offset by an increase of $31.6 million in compensation expenses for employees (which includes an increase of $13.4 million in stock-based compensation).
Other Income (Expense), net

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Other income (expense), net	$(23,964)	$21,597	$(45,561)	(211)%
Other income (expense), net decreased $45.6 million, or 211% in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease was primarily attributable to a decrease in other income of $43.1 million from a non-cash sale of a controlling interest of a subsidiary that occurred during nine months ended March 31, 2023, and an increase in other expense of $11.3 million related to our share of loss from an equity method investment, partially offset by a decrease of $9.7 million in mark-to-market adjusted losses related to our publicly held equity securities, and a decrease of $6.0 million in losses related to our private held equity investments.
Interest Income

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest Income	$69,233	$29,153	$40,080	137%
Interest income increased $40.1 million, or 137% in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase was primarily attributable to an increase in investment income as a result of increased investment balances and increased interest rates.
Interest Expense

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest expense	$(26,430)	$(21,607)	$(4,823)	22%
Interest expense increased $4.8 million, or 22%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The overall increase was primarily attributable to an increase in interest expense from our Credit Facility (as defined below) as a result of increased interest rates.
Provision for Income Taxes

	Nine Months Ended March 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Provision for income taxes	$(72,312)	$(162,119)	$89,807	(55)%
Effective tax rate	*	*
*    Not meaningful
We reported an income tax provision of $72.3 million on pretax loss of $31.3 million for the nine months ended March 31, 2024, as compared to an income tax provision of $162.1 million on pretax loss of $265.7 million for the nine months ended March 31, 2023. The decrease in the income tax provision for the nine months ended March 31, 2024 was primarily attributable to a decrease in the recognition of reserves for uncertain tax positions and the partial release of valuation allowance as a result of Loom acquisition. See Note 7, “Business Combinations,” for additional information.
We finalized an Advanced Pricing Arrangement with the Australian Tax Office with respect to our transfer pricing arrangements between Australia and the U.S. that covers the tax years ended June 30, 2019 to June 30, 2025. Pursuant to the terms of the agreement, we made a cash tax payment of approximately $60.5 million during the nine months ended March 31, 2024.
Our effective tax rate substantially differed from the U.S. statutory income tax rate of 21.0% primarily attributable to non-deductible stock-based compensation in certain foreign jurisdictions, full valuation allowances in the U.S. and Australia, research and development tax credits and incentives, the recognition of reserves for uncertain tax positions, and different tax rates in foreign jurisdictions such as Australia. See Note 15, “Income Taxes,” to the notes to our condensed consolidated financial statements for additional information.
We regularly assess the need for a valuation allowance against our deferred tax assets. Our assessment is based on all positive and negative evidence related to the realizability of such deferred tax assets. Based on available objective evidence as of March 31, 2024, we will continue to maintain a full valuation allowance on our U.S. federal, U.S. state, and Australian deferred tax assets as it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support the reversal of, or decrease in, the valuation allowance.
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
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents totaling $1.9 billion, short-term investments totaling $163.3 million and accounts receivables totaling $646.1 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$1,021,940	$595,336
Net cash provided by (used in) investing activities	(945,647)	22,302
Net cash used in financing activities	(228,029)	(30,350)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,986)	(996)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(153,722)	$586,292
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
Accounts impacting working capital consist of accounts receivables, prepaid expenses and other current assets, accounts payables, current provisions, and current deferred revenue. Our working capital may be impacted by various factors in future periods, such as billings to customers for subscriptions and licenses, and the subsequent collection of those billings or the amount and timing of certain expenditures.
Net cash provided by operating activities increased by $426.6 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The net increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees and cash used to pay income taxes.
Net cash used in investing activities increased by $967.9 million during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The net increase was primarily attributable to cash consideration paid for acquisitions, net of cash acquired, of approximately $844.7 million, an increase in net outflows of $157.6 million related to marketable securities activity, partially offset by an increase in net inflows of $30.1 million related to strategic investment activity.
Net cash used in financing activities increased by $197.7 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The net cash used in financing activities was primarily attributable to an increase in repurchases of Class A Common Stock of $171.3 million, and principal payments of our long term debt of $25.0 million during the nine months ended March 31, 2024.

Material Cash Requirements
Debt
In October 2020, Atlassian US, Inc. entered into a credit agreement establishing a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan Facility”) and a $500 million senior unsecured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facility”). We have fully drawn the Term Loan Facility, and we have full access to the $500 million under the Revolving Credit Facility. The Credit Facility matures in October 2025 and bears interest, at our option, at a base rate plus a margin up to 0.50% or the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus a spread of 0.875% to 1.50%, in each case with such margin being determined by our consolidated leverage ratio. The Revolving Credit Facility may be borrowed, repaid, and re-borrowed until its maturity, and we have the option to request an increase of $250 million in certain circumstances. The Credit Facility may be repaid at our discretion without penalty. Commencing on October 31, 2023, we are obligated to repay the outstanding principal amount of the Term Loan in installments on a quarterly basis in an amount equal to 1.25% of the Term Loan Facility borrowing amount until the maturity of the Credit Facility. The Company originally drew $1 billion in fiscal year 2022 under the Term Loan Facility, during the nine months ended March 31, 2024, the Company made required repayments totaling $25.0 million. As of March 31, 2024, $975.0 million was outstanding under the Term Loan Facility.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “Share Repurchase Program”). During the three and nine months ended March 31, 2024, we repurchased and subsequently retired approximately 0.2 million and 1.1 million shares of our Class A Common Stock for approximately $41.1 million and $204.6 million at an average price per share of $199.35 and $188.57, respectively. All repurchases were made in open market transactions. As of March 31, 2024, we were authorized to purchase a remaining $641.2 million of our Class A Common Stock under the Share Repurchase Program.
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
As of March 31, 2024, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, restructuring charges, gain on a non-cash sale of a controlling interest of a subsidiary and the related income tax adjustments.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and nine months ended March 31, 2024 and 2023 (in thousands, except percentage and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gross profit
GAAP gross profit	$975,703	$746,801	$2,641,023	$2,131,560
Plus: Stock-based compensation	17,840	17,293	53,874	46,459
Plus: Amortization of acquired intangible assets	12,454	5,696	25,282	17,090
Plus: Restructuring charges (1)	—	9,247	—	9,247
Non-GAAP gross profit	$1,005,997	$779,037	$2,720,179	$2,204,356
Gross margin
GAAP gross margin	82%	82%	82%	82%
Plus: Stock-based compensation	2	2	1	2
Plus: Amortization of acquired intangible assets	1	—	1	1
Plus: Restructuring charges (1)	—%	1%	—%	—%
Non-GAAP gross margin	85%	85%	84%	85%
Operating income
GAAP operating income (loss)	$17,804	$(161,567)	$(50,127)	$(294,833)
Plus: Stock-based compensation	282,519	252,678	807,945	692,094
Plus: Amortization of acquired intangible assets	16,194	8,155	34,286	24,747
Plus: Restructuring charges (1)	—	97,848	—	97,848
Non-GAAP operating income	$316,517	$197,114	$792,104	$519,856
Operating margin
GAAP operating margin	1%	(18)%	(2)%	(11)%
Plus: Stock-based compensation	25	28	26	26
Plus: Amortization of acquired intangible assets	1	1	1	1
Plus: Restructuring charges (1)	—%	11%	—%	4%
Non-GAAP operating margin	27%	22%	25%	20%
Net income
GAAP net income (loss)	$12,752	$(209,037)	$(103,600)	$(427,809)

Plus: Stock-based compensation	282,519	252,678	807,945	692,094
Plus: Amortization of acquired intangible assets	16,194	8,155	34,286	24,747
Plus: Restructuring charges (1)	—	97,848	—	97,848
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(1,378)	(45,158)
Less: Income tax adjustments (2)	(78,969)	(11,689)	(146,271)	3,513
Non-GAAP net income	$232,496	$137,955	$590,982	$345,235
Net income per share
GAAP net income (loss) per share - diluted	$0.05	$(0.81)	$(0.40)	$(1.67)
Plus: Stock-based compensation	1.08	0.98	3.11	2.70
Plus: Amortization of acquired intangible assets	0.06	0.03	0.13	0.10
Plus: Restructuring charges (1)	—	0.39	—	0.39
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(0.01)	(0.18)
Less: Income tax adjustments (2)	(0.30)	(0.05)	(0.56)	0.01
Non-GAAP net income per share - diluted	$0.89	$0.54	$2.27	$1.35
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net income (loss) per share	261,778	256,825	258,738	255,949
Plus: Dilution from dilutive securities (3)	—	425	1,273	590
Weighted-average shares used in computing diluted non-GAAP net income per share	261,778	257,250	260,011	256,539
Free cash flow
GAAP net cash provided by operating activities	$565,390	$352,369	$1,021,940	$595,336
Less: Capital expenditures	(10,520)	(2,691)	(19,522)	(23,227)
Free cash flow	$554,870	$349,678	$1,002,418	$572,109
(1) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the three and nine months ended March 31, 2023.
(2) In fiscal year 2024, we began to utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2024, we determined the projected non-GAAP tax rate to be 27%. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where the company operates.
(3) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the nine months ended March 31, 2024 and three and nine months ended March 31, 2023, respectively, because the effect would have been anti-dilutive.
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
In addition, our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of March 31, 2024, we had cash and cash equivalents totaling $1.9 billion and short-term investments totaling $163.3 million.
There have been no material changes to our market risk during the nine months ended March 31, 2024. For quantitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, from our Annual Report on Form 10-K for the fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, including the changes described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.
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
PART II
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming us and certain of our officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of our securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. On January 22, 2024, the court issued a ruling granting the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on March 1, 2024 and the defendants’ filed a motion to dismiss on April 19, 2024, with further briefing scheduled prior to a scheduled hearing on the defendants’ motion to dismiss on August 8, 2024.
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
•Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
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
Our historical growth rate should not be considered indicative of our future performance and may decline in the future. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of our overall market, a slower than anticipated adoption of or migration to our Cloud offerings, or our failure to capitalize on growth opportunities. For example, we have seen expansion from existing customers moderate in recent quarters, particularly amongst our small and medium-sized customers. Additionally, beginning in February 2021, we ceased sales of new perpetual license Server offerings for our products, and beginning in February 2022, we ceased sales of upgrades to these Server offerings. Subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings, we also ended maintenance and support for these Server offerings in February 2024. If our remaining Server customers do not transition to our Cloud or Data Center offerings in the near term, or if our Data Center customers do not migrate to our Cloud offerings in the longer term, our revenue growth rates and profitability may be negatively impacted.
In addition, we expect expenses to increase substantially in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new products and features for, and enhancements of, our existing products, including AI. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we may not be able to achieve profitability as determined under U.S. generally accepted accounting principles (“GAAP”) in future periods. The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and profitability.

The continuing global economic and geopolitical volatility, the COVID-19 pandemic, including any associated economic and social impacts, increased inflation and measures taken in response to these events, could harm our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, the Russian invasion of Ukraine in 2022 has led to further economic disruptions. The conflict has increased inflationary pressures and supply chain constraints, which have negatively impacted the global economy. Inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions.
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
Our business depends on demand for business software applications generally and for collaboration software solutions in particular. In addition, the market adoption of our products and our revenue is dependent on the number of users of our products. The COVID-19 pandemic, including intensified measures undertaken to contain the spread of COVID-19, the Russian invasion of Ukraine, increased inflation and interest rates and the resulting economic and social impacts of these events could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, affect the ability of our customer support team to conduct in-person trainings or our solutions partners to conduct in-person sales, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and harm our business, results of operations, and financial condition. In particular, we have revenue exposure to customers who are small- and medium-sized businesses. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and uncertain economic conditions have contributed to the failures of banking institutions, such as Silicon Valley Bank and First Republic Bank. While we have not had any direct exposure to failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents, and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.
The extent to which these factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time, including, but not limited to, the continued duration and spread of the COVID-19 outbreak and related variants, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, the effectiveness of current vaccine and therapeutic treatments, and the extent to which normal economic and operating conditions continue to resume, future developments regarding Russia’s invasion of Ukraine, continued inflationary pressures and governmental actions, such as interest rate increases to respond to such pressures, the effects of U.S. and global political instability, and the effects of recent unrest in the Middle East. As a result of these and other recent macroeconomic events, we have seen the growth from existing customers moderate and experienced volatility in the trading prices for our Class A Common Stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock.

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
Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, such as AI and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
We currently offer and sell both on-premises (Data Center) and Cloud offerings of certain of our products. For these products, our Cloud offering enables quick setup and subscription pricing, while our on-premises offering permits more customization, a perpetual or term license fee structure, and complete application control. Although a substantial majority of our revenue was historically generated from customers using our on-premises products (including our Server products), over time our customers have moved and will continue to move to our Cloud offerings, and our Cloud offerings will become more central to our distribution model. For example, beginning in February 2021, we ceased sales of new perpetual licenses for our Server products, and beginning in February 2022, we ceased sales of upgrades to these versions of our products. Subject to limited exceptions for some enterprise customers that have signed an agreement for our Cloud offerings, we also ended maintenance and support for Server versions of our products in February 2024. We may be subject to additional competitive and pricing pressures for our Cloud offerings compared to our on-premises offerings, which could harm our business. Further, revenues from our Cloud offerings are typically lower in the initial year compared to our on-premises offerings, which may impact our near-term revenue growth rates and margins, and we incur higher or additional costs to supply our Cloud offerings, such as fees associated with hosting our cloud infrastructure. Additionally, we offered discounts to certain of our enterprise-level Server customers to incentivize migration to our Cloud offerings, which impacted our near-term revenue growth. If our remaining Server customers do not transition to our Cloud or

Data Center offerings in the near term, or if our Data Center customers do not migrate to our Cloud offerings in the longer term, our revenue growth rates and profitability may be negatively impacted. If our Cloud offerings do not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our on-premises products due to our increased focus on our Cloud offerings or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
In order for us to maintain or improve our results of operations, it is important that our customers renew their licenses or subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their licenses or subscriptions, and our customers may not renew licenses or subscriptions with a similar contract duration or with the same or greater number of users. Our customers generally do not enter into long-term contracts, rather they primarily have monthly or annual terms. Some of our customers have elected not to renew their agreements with us and it is difficult to accurately predict long-term customer retention.
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions, including the impacts on us or our customers, partners and suppliers from inflation and interest rate increases. We may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or subscriptions or renew their subscriptions, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
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
The markets for our products are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our products in the marketplace. For example, with the development of next-generation solutions that utilize new and advanced features, including AI and machine learning, we expect to commit significant resources to developing new products and enhancements incorporating AI and machine learning, and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that can deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or if new products are introduced into the market that could render our existing products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our products.

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
We believe that a critical contributor to our success has been our corporate values, which we believe foster innovation, teamwork, and an emphasis on customer-focused results. In addition, we believe that our values create an environment that drives and perpetuates our product strategy and low-cost distribution approach. As we undergo growth in our customers and employee base, maintain a remote-first “Team Anywhere” work environment, and continue to develop the infrastructure of a public company, we may find it difficult to maintain our corporate values. Any failure to preserve our values could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
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
•general economic conditions, such as recent inflation and interest rate changes, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, delay a prospective customer’s purchasing decisions, reduce the value of new license or subscription, or affect customer retention;

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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of license or subscription revenue for our products, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit, such as is currently the case in the U.S. and abroad. In addition, recent increases in interest rates could make any debt financing that we are able to secure much more expensive than in the past. Our current Credit Facility (defined below) contains certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity or debt securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription plans entered into during previous quarters. Consequently, a decline in new or renewed licenses and subscriptions in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request concessions, including better pricing, or to slow their rate of expansion or edition upgrades or reduce their number of licenses, which may not be reflected immediately in our results of operations. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer agreements. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
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
In addition, third-party apps on the Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and, in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our products, lead to data loss or unauthorized access to customer data, damage our brand and reputation, and affect the continued use of our products, which could harm our business, results of operations and financial condition.
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
We have amended our Credit Facility to utilize the Secured Overnight Financing Rate (“SOFR”) to calculate the amount of accrued interest on any borrowings in place of the London Interbank Offered Rate (“LIBOR”), which ceased publication on June 30, 2023. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. The change from LIBOR to SOFR could result in interest obligations that are more than, or that do not otherwise correlate over time with, the payments that would have been made on this debt if LIBOR were available. This may result in an increase in the cost of our borrowings under our existing Credit Facility and any future borrowings.
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
We are building AI and machine learning into our products. The rapid evolution of AI and machine learning will require the application of resources to develop, test and maintain our products and services to help ensure that AI and machine learning are implemented responsibly in order to minimize unintended, harmful impacts. We may incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and machine learning. Failure to properly do so may cause us to incur additional costs to address these issues. As with many cutting-edge innovations, AI and machine learning present new risks and challenges. Existing laws and regulations may apply to us or our vendors in new ways and new laws and regulations may be instituted, the effects of which are difficult to predict. The risks and challenges presented by AI and machine learning could undermine public confidence in AI and machine learning, which could slow its adoption and affect our business. If we enable or offer AI and machine learning products that draw controversy due to their perceived or actual impact on human rights, intellectual property, privacy, security, employment, the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data governance practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions, analysis or other outputs that AI applications produce, or the ways in which they are received or used by users, subjecting us to competitive harm, legal liability and brand or reputational harm.
Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias, security, and other variables, which are often complex, may be costly and could impact our profit margin as we expand generative AI into our product offerings. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems. Potential government regulation specifically related to AI may also increase the burden and cost of research and development in this area. For example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the European Union (the “EU”) has completed legislative approval of a comprehensive regulatory framework for AI. Stakeholders and those affected by the development and use of AI and machine learning (including our employees and customers) who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and machine learning may express opinions that could introduce reputational or business harm, or legal liability.
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
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, their software and services are not easily adapted to work with our products, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
In the future, we may not be able to find suitable acquisition or strategic investment candidates, and we may not be able to complete acquisitions or strategic investments on favorable terms, or at all. Our previous and future acquisitions or strategic investments may not achieve our goals, and any future acquisitions or strategic investments we complete could be viewed negatively by users, customers, developers or investors.
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
We have strategic investments in privately held companies, and, in the past, publicly traded companies, in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation relative to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data, and, as a result, the basis for these valuations is subject to the timing and accuracy of the data received from these companies. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could be material and negatively impact our financial results.
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
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital and our investments have lost value in the past. In addition, we have in the past, and may in the future, continue to deploy material investments in individual companies in which we have previously invested, resulting in the increasing concentration of risk in a small number of companies. Partial or complete loss of investment capital of these individual companies could be material to our financial statements.

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
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, including from state actors, or employee, vendor or contractor error or malfeasance, and other causes. In October 2023, we discovered that a known state threat actor was actively exploiting a vulnerability in the Server and Data Center offerings of our Confluence product. We created and issued a patch to resolve the vulnerability and worked with affected customers to identify any unauthorized access. Additionally, the ongoing Russian invasion of Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against non-Russian companies. Additionally, we have transitioned to a remote-first “Team Anywhere” work environment that may pose additional data security risks. We also continue to build AI and machine learning into our products, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, we recently entered into a unilateral advanced pricing arrangement with the Australian Tax Office in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Several countries have implemented the proposal, including the member states of the EU, and Pillar Two is being enacted progressively in many of the other countries in which we operate. Pillar Two rules will apply to us beginning in our fiscal year 2025. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
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
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently finalized climate change and ESG reporting requirements, which, if implemented, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the EU and California. In particular, the EU’s Corporate Sustainability Reporting Directive (“CSRD”) will require expansive disclosures on various sustainability topics such as climate change, biodiversity, workforce, supply chain, and business ethics by in-scope EU entities and certain non-EU entities with significant cross-border business in EU markets. We publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of March 31, 2024, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Chief Executive Officers, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 86% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock is volatile, has fluctuated significantly in the past, and could continue to fluctuate significantly regardless of our operating performance resulting in substantial losses for the holders of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2024, we had 159,483,342 outstanding shares of Class A Common Stock and 101,012,393 outstanding shares of convertible Class B Common Stock.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience extended product downtimes, and losses and additional costs to maintain and resume operations.
We depend on our executive officers and other key employees and the loss of one or more of these employees or the inability to attract and retain highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we announced on April 25, 2024 that one of our co-Chief Executive Officers intends to step down from this role and into an advisory role, effective August 31, 2024. In addition, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Co-Chief Executive Officers, or other key employees could harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended March 31, 2024 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	—	$—	—	$682,370
February 2024	—	—	—	682,370
March 2024	206	199.35	206	641,243
Total	206		206

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On February 8, 2024, Michael Cannon-Brookes, the Company’s Co-Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,994,948 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2025.
On February 14, 2024, Scott Farquhar, the Company’s Co-Chief Executive Officer and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,994,948 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2025.
On February 29, 2024, Heather Mirjahangir Fernandez, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,000 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until May 31, 2025.

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

ATLASSIAN CORPORATION

Date: April 26, 2024	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)