Form 10-Q
period 2024-09-30
Atlassian Corp
filed 2024-11-01
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 25, 2024, there were 161,455,670 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 98,977,705 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$2,055,597	$2,176,930
Marketable securities	161,401	161,973
Accounts receivable, net	484,120	628,049
Prepaid expenses and other current assets	165,508	109,312
Total current assets	2,866,626	3,076,264
Non-current assets:
Property and equipment, net	83,660	86,315
Operating lease right-of-use assets	171,595	172,468
Strategic investments	220,479	223,221
Intangible assets, net	286,475	299,057
Goodwill	1,293,071	1,288,756
Deferred tax assets	4,819	3,934
Other non-current assets	66,568	62,118
Total assets	$4,993,293	$5,212,133
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,467	$177,545
Accrued expenses and other current liabilities	477,045	577,359
Deferred revenue, current portion	1,744,240	1,806,269
Operating lease liabilities, current portion	47,406	48,953
Total current liabilities	2,436,158	2,610,126
Non-current liabilities:
Deferred revenue, net of current portion	268,580	308,467
Operating lease liabilities, net of current portion	211,223	214,474
Long-term debt	986,345	985,911
Deferred tax liabilities	20,379	20,387
Other non-current liabilities	41,774	39,917
Total liabilities	3,964,459	4,179,282
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 160,713,952 and 159,544,123 issued and outstanding at September 30, 2024 and June 30, 2024, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 99,995,049 and 101,012,393 issued and outstanding at September 30, 2024 and June 30, 2024, respectively	1	1
Additional paid-in capital	4,498,214	4,212,064
Accumulated other comprehensive income	42,820	25,300
Accumulated deficit	(3,512,203)	(3,204,516)
Total stockholders’ equity	1,028,834	1,032,851
Total liabilities and stockholders’ equity	$4,993,293	$5,212,133
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues:
Subscription	$1,131,948	$851,982
Other	55,833	125,793
Total revenues	1,187,781	977,775
Cost of revenues (1) (2)	217,624	178,029
Gross profit	970,157	799,746
Operating expenses:
Research and development (1) (2)	603,101	481,738
Marketing and sales (1) (2)	252,393	193,567
General and administrative (1)	146,641	143,310
Total operating expenses	1,002,135	818,615
Operating loss	(31,978)	(18,869)
Other expense, net	(19,432)	(8,335)
Interest income	28,564	25,226
Interest expense	(7,318)	(8,976)
Loss before provision for income taxes	(30,164)	(10,954)
Provision for income taxes	(93,605)	(20,929)
Net loss	$(123,769)	$(31,883)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.48)	$(0.12)
Diluted	$(0.48)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	260,477	257,907
Diluted	260,477	257,907
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$18,214	$16,821
Research and development	193,445	150,446
Marketing and sales	35,992	32,281
General and administrative	38,495	36,033
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$10,116	$5,772
Research and development	94	94
Marketing and sales	3,672	2,365
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net loss	$(123,769)	$(31,883)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	5,660	(5,761)
Net change in unrealized gain (loss) on marketable and privately held debt securities	1,354	(56)
Net gain (loss) on cash flow hedging derivative instruments	10,506	(12,587)
Other comprehensive income (loss), before tax	17,520	(18,404)
Income tax effect	—	—
Other comprehensive income (loss), net of tax	17,520	(18,404)
Total comprehensive loss, net of tax	$(106,249)	$(50,287)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	1,284	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	1,017	—	(1,017)	—	—	—	—	—
Stock-based compensation	—	—	—	—	286,146	—	—	286,146
Repurchases of Class A Common Stock	(1,131)	—	—	—	—	—	(183,918)	(183,918)
Other comprehensive income, net of tax	—	—	—	—	—	17,520	—	17,520
Net loss	—	—	—	—	—	—	(123,769)	(123,769)
Balance at September 30, 2024	160,558	$2	99,995	$1	$4,498,214	$42,820	$(3,512,203)	$1,028,834

	Three Months Ended September 30, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	1,048	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,038	—	(1,038)	—	—	—	—	—
Stock-based compensation	—	—	—	—	235,581	—	—	235,581
Repurchases of Class A Common Stock	(349)	—	—	—	—	—	(65,341)	(65,341)
Other comprehensive loss, net of tax	—	—	—	—	—	(18,404)	—	(18,404)
Net loss	—	—	—	—		—	(31,883)	(31,883)
Balance at September 30, 2023	154,174	$2	104,086	$1	$3,366,212	$15,598	$(2,607,188)	$774,625

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(123,769)	$(31,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,827	15,084
Stock-based compensation	286,146	235,581
Deferred income taxes	(768)	5,313
Amortization of interest rate swap contracts	(7,155)	—
Net loss on strategic investments	15,292	6,248
Net foreign currency loss	3,040	181
Other	991	(1,246)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	144,030	109,488
Prepaid expenses and other assets	(39,914)	(23,056)
Accounts payable	(10,144)	(33,025)
Accrued expenses and other liabilities	(108,168)	(71,331)
Deferred revenue	(101,916)	(44,398)
Net cash provided by operating activities	80,492	166,956
Cash flows from investing activities:
Business combinations, net of cash acquired	(4,975)	—
Purchases of property and equipment	(6,151)	(3,669)
Purchases of strategic investments	(14,050)	(3,750)
Purchases of marketable securities	(43,704)	(69,363)
Proceeds from maturities of marketable securities	46,148	—
Proceeds from sales of marketable securities and strategic investments	4,042	19,879
Net cash used in investing activities	(18,690)	(56,903)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(183,610)	(65,879)
Other	(3,143)	—
Net cash used in financing activities	(186,753)	(65,879)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,564	(3,280)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(121,387)	40,894
Cash, cash equivalents, and restricted cash at beginning of period	2,178,122	2,103,915
Cash, cash equivalents, and restricted cash at end of period	$2,056,735	$2,144,809

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$2,055,597	$2,143,530
Restricted cash included in other non-current assets	1,138	1,279
Total cash, cash equivalents, and restricted cash	$2,056,735	$2,144,809
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	2,655	2,482
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	3,250	3,628
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. Through a connected portfolio of products with discrete value propositions and built on the Atlassian platform and data model, Atlassian gives all teams the right teamwork foundations so they can plan and track work, align on goals, and unleash knowledge across the organization. The Company’s primary products include Jira for planning and project management, Confluence for content creation and sharing, Jira Service Management for team service, management and support applications, Loom for asynchronous video collaboration, and Rovo for unlocking organizational knowledge.
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2025, for example, refer to the fiscal year ending June 30, 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended September 30, 2024 and 2023.
Certain reclassifications have been made to prior period balances to conform to the current period presentation. “Maintenance” revenues have been reclassified to “Other” revenues on the Company’s condensed consolidated statements of operations. This reclassification had no impact on previously reported total revenues.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions in the Company’s condensed consolidated financial statements. These estimates are based on information available as of the date of the condensed consolidated financial statements. Such management estimates and assumptions include, but are not limited to the determination of:
•the standalone selling price of performance obligations for revenue contracts with multiple performance obligations;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions.
Actual results could differ materially from these estimates.

Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of its Annual Report on Form 10-K for fiscal year 2024, which was filed with the SEC on August 16, 2024.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of September 30, 2024 and June 30, 2024, no customer represented more than 10% of the total accounts receivable balance. For the three months ended September 30, 2024 and 2023, no customer represented more than 10% of total revenues.
New Accounting Standards Not Yet Adopted in Fiscal Year 2025
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and requires retrospective application to all prior periods. The Company is currently evaluating the impact of the new guidance and does not expect it to have a material impact on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In June 2022, the FASB issues ASU No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. The Company prospectively adopted this standard effective July 1, 2024. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,433,615	$—	$1,433,615
Marketable securities:
U.S. treasury securities	—	54,096	54,096
Agency securities	—	3,251	3,251
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	15,870	15,870
Corporate debt securities	—	78,184	78,184
Derivative financial instruments	—	28,110	28,110
Total assets measured at fair value	$1,433,615	$189,511	$1,623,126

Liabilities measured at fair value
Derivative financial instruments	$—	$318	$318
Total liabilities measured at fair value	$—	$318	$318
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $158.8 million and $148.7 million as of September 30, 2024 and June 30, 2024, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of September 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$53,609	$487	$—	$54,096
Agency securities	3,194	57	—	3,251
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	15,870	—	—	15,870
Corporate debt securities	77,561	624	(1)	78,184
Total marketable securities	$160,234	$1,168	$(1)	$161,401
The Company’s investments of marketable securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$52,570	$30	$(83)	$52,517
Agency securities	3,194	5	—	3,199
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	20,010	—	—	20,010
Corporate debt securities	76,386	7	(146)	76,247
Total marketable securities	$162,160	$42	$(229)	$161,973
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	September 30, 2024	June 30, 2024
Due in one year or less	$76,391	$101,543
Due in one year through five years	85,010	60,430
Total marketable securities	$161,401	$161,973
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2024, and June 30, 2024, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of September 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$6,850	$—	$(3,350)	$3,500
The Company’s investments of privately held debt securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$6,800	$—	$(3,350)	$3,450

Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values for privately held equity securities as of September 30, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$157,752
Cumulative net losses	(2,491)
Carrying value	$155,261
Privately held equity securities cumulative net losses are comprised of downward adjustments and impairment of $7.5 million and upward adjustments of $5.0 million as of September 30, 2024.
The carrying values for privately held equity securities as of June 30, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$147,752
Cumulative net gains (losses)	(2,491)
Carrying value	$145,261
Privately held equity securities cumulative net losses are comprised of downward adjustments and impairment of $7.5 million and upward adjustments of $5.0 million as of June 30, 2024.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Realized gains recognized on sales of publicly traded equity securities	$—	$515
Realized losses recognized on privately held equity securities	(34)
Gains (losses) on strategic investments, net	$(34)	$515
Realized gains recognized on sales of securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2024 and the three months ended September 30, 2024 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(11,262)
Effect of change in exchange rates	336
Balance as of June 30, 2024	74,510
Share of losses	(15,258)
Effect of change in exchange rates	2,466
Balance as of September 30, 2024	$61,718
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of September 30, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$868,443	$75,383	$943,826	$665,783	$278,043	$943,826
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$837,182	$71,701	$908,883	$651,303	$257,580	$908,883

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	September 30, 2024	June 30, 2024
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$22,791	$8,255
Foreign exchange forward contracts	Other non-current assets	2,915	867
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	2,404	170
Total derivative assets		$28,110	$9,292

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$110	$1,197
Foreign exchange forward contracts	Other non-current liabilities	17	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	191	497
Total derivative liabilities		$318	$1,701
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Beginning balance of accumulated gains in accumulated other comprehensive loss	$41,424	$48,170
Gross unrealized gains (losses) recognized in other comprehensive loss	18,015	(8,070)
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income into profit or loss:
Recognized in cost of revenues	(43)	443
Recognized in research and development	(440)	1,464
Recognized in marketing and sales	57	370
Recognized in general and administrative	72	700
Recognized in interest expense	(7,155)	(7,494)
Ending balance of accumulated gains in accumulated other comprehensive income	$51,930	$35,583

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Equipment	$11,602	$11,200
Computer hardware and software	45,159	40,824
Furniture and fittings	25,367	25,172
Leasehold improvements and other	138,990	137,944
Property and equipment, gross	221,118	215,140
Less: accumulated depreciation and impairment	(137,458)	(128,825)
Property and equipment, net	$83,660	$86,315
Depreciation expense was $8.9 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2024	$1,288,756
Additions	3,700
Effect of change in exchange rates	615
Balance as of September 30, 2024	$1,293,071
During the three months ended September 30, 2024, the Company completed an acquisition to expand the Company’s product and service offerings. The transaction was accounted for as a business combination and was not significant to the condensed consolidated financial statements.
On November 30, 2023, the Company acquired Loom, Inc. The fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received. There were no measurement period adjustments recorded during the three months ended September 30, 2024.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2024	June 30, 2024	Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	$466,932	$469,752	6
Patents, trade names, and other rights	70,928	70,928	7
Customer relationships	135,687	135,687	4
Intangible assets, gross	673,547	676,367
Less: accumulated amortization	(387,072)	(377,310)
Intangible assets, net	$286,475	$299,057
Amortization expense for intangible assets was approximately $13.9 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of September 30, 2024 (in thousands):

Fiscal Years:
Remainder of 2025	$41,635
2026	53,030
2027	47,861
2028	45,634
2029	40,128
Thereafter	58,187
Total future amortization expense	$286,475
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	June 30, 2024
Accrued expenses	$173,662	$149,046
Employee benefits	193,004	332,518
Tax liabilities	78,836	55,203
Customer deposits	14,373	19,279
Other payables	17,170	21,313
Total accrued expenses and other current liabilities	$477,045	$577,359
9. Debt
Credit Facility
In August 2024, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into an amended and restated credit agreement (the "2024 Credit Agreement") which eliminated the term loan facility and provides for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). The 2024 Credit Agreement replaced the Company's prior credit agreement entered into in October 2020 (“2020 Credit Agreement”) which provided for a $1 billion senior unsecured delayed-draw term loan facility and a $500 million senior unsecured revolving credit facility.

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
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2024, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
Senior Notes
On May 15, 2024, the Company issued $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029 and May 15, 2034 respectively. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024.
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of September 30, 2024, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	September 30, 2024	June 30, 2024
2029 Notes	4.6	5.250%	5.55%	$500,000	$500,000
2034 Notes	9.6	5.500%	5.71%	$500,000	$500,000
Unamortized debt discount and issuance costs				$(13,655)	$(14,089)
Long-term debt				$986,345	$985,911
The total estimated fair value of the Notes was $1.1 billion and $1.0 billion as of September 30, 2024 and June 30, 2024, respectively. The estimated fair values of the Notes, which the Company deems Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other infrastructure services. These commitments are non-cancellable and expire within one to four years. During the three months ended September 30, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase obligations disclosed in its Annual Report on Form 10-K for fiscal year 2024.
Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 10, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2024.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease costs	$10,666	$10,317
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,426	$6,025
Legal Proceedings
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit was purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit sought unspecified damages. On January 22, 2024, the court granted the defendants’ motion to dismiss plaintiffs’ complaint with leave to amend. Plaintiffs filed a second amended complaint on March 1, 2024 and the defendants filed a motion to dismiss on April 19, 2024. On August 13, 2024, the court issued a ruling granting the defendants’ motion to dismiss plaintiffs’ second amended complaint. Plaintiffs did not file a third amended complaint or an appeal.
In March, April and August 2023, three stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of the Company’s board of directors and certain of its officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; Keane v. Cannon-Brookes, Case No. 1:23-cv-00399; and Azzawi v. Cannon-Brookes, Case No. 1:23-cv-00884. The Company is named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. In May and August 2023, the Court consolidated the Silva, Keane, and Azzawi actions into In re Atlassian Corporation Stockholder Derivative Litigation, Case No. 1:23-cv-00283-GBW (the “Consolidated Action”), and stayed the Consolidated Action pending resolution of any motion(s) to dismiss in the Putative Class Action. Following the dismissal of the Putative Class Action, the Consolidated Action was voluntarily dismissed without prejudice on October 18, 2024.
On September 6, 2023, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against the members of the Company’s board of directors and certain of its officers, captioned Capistrano v. Cannon-Brookes, Case No. 4:23-cv-04584 (the “Capistrano Action”). The Company is named as a nominal defendant. The complaint is based largely on the same allegations as the Putative Class Action and the Consolidated Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule

10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. On October 31, 2023, the Court stayed the Capistrano Action pending resolution of any motion(s) to dismiss in the Putative Class Action. Following the dismissal of the Putative Class Action, the Capistrano Action was voluntarily dismissed without prejudice on October 17, 2024.
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
As of September 30, 2024, approximately $2.3 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 81% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Americas
United States	$506,227	$426,191
Other Americas	78,272	63,337
Total Americas	584,499	489,528
EMEA
Germany	117,802	91,126
Other EMEA	351,467	286,880
Total EMEA	469,269	378,006
Asia Pacific	134,013	110,241
Total revenues	$1,187,781	$977,775
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
The revenues from Server offerings for the three months ended September 30, 2023 consisted of only revenue from maintenance services for the Company’s Server offerings as the Company was no longer selling perpetual licenses for its Server offerings. The Company generally ended maintenance for Server offerings in February 2024. Revenue related to Server offerings is included in Other revenues within the Company’s condensed consolidated statements of operations.
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Cloud	$792,306	$604,647
Data Center	335,594	242,943
Server	—	78,752
Marketplace and other	59,881	51,433
Total revenues	$1,187,781	$977,775
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$2,114,736	$1,545,479
Additions	1,085,865	933,377
Revenue	(1,187,781)	(977,775)
Balance, end of period	$2,012,820	$1,501,081
For the three months ended September 30, 2024 and 2023, approximately 61% and 58% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.

Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$79,711	$53,604
Additions	12,230	6,114
Amortization expense	(8,497)	(5,188)
Balance, end of period	$83,444	$54,530
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$31,786	$19,163
Other non-current assets	51,658	35,367
Total	$83,444	$54,530
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
12. Stockholders’ Equity
Stock-based Compensation
A summary of restricted stock unit (“RSU”) activity for the three months ended September 30, 2024 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2024	12,696,964	$213.13	$2,245,839
Granted	9,336,926	162.99	—
Vested	(1,278,011)	220.43	191,513
Forfeited or cancelled	(525,191)	218.30	—
Balance as of September 30, 2024	20,230,688	$189.00	$3,212,836
As of September 30, 2024, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.9 billion.
During the three months ended September 30, 2024 and 2023, the Company did not grant any shares of restricted stock awards (“RSA”). As of September 30, 2024 and June 30, 2024, there were 156,349 and 156,856 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA were $24.8 million and $27.7 million as of September 30, 2024 and June 30, 2024, respectively.
Share Repurchase Programs
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “2023 Repurchase Program”).
In September 2024, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program” and, together with the 2023 Repurchase Program, the “Repurchase Programs”). The 2024 Repurchase Program will commence following completion of the 2023 Repurchase Program.
The Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
During the three months ended September 30, 2024, the Company repurchased and subsequently retired approximately 1.1 million shares of its Class A Common Stock for approximately $183.9 million at an average price per share of $162.57. All repurchases were made in open market transactions. As of September 30, 2024, the Company was authorized to purchase a remaining $267.9 million and $1.5 billion of its Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(76,255)	$(47,514)	$(19,013)	$(12,870)
Denominator:
Weighted-average shares outstanding, basic and diluted	160,482	99,995	153,798	104,109
Net loss per share, basic and diluted	$(0.48)	$(0.48)	$(0.12)	$(0.12)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended September 30,
	2024	2023
Class A Common Stock restricted stock units	10,390	6,828
Class A Common Stock restricted stock awards	19	4
Total	10,409	6,832
14. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusts the provision for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s relative proportion of domestic and foreign earnings, current cash taxes in jurisdictions with valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax provision of $93.6 million for the three months ended September 30, 2024, as compared to an income tax provision of $20.9 million for the three months ended September 30, 2023.

The income tax provision for the three months ended September 30, 2024 was primarily attributable to the mix of earning and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The income tax provision for the three months ended September 30, 2023 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, the recognition of reserves for uncertain tax positions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of September 30, 2024, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 16, 2024.
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
The Atlassian System of Work is our philosophy of how technology-driven organizations should work, connecting technology and business teams to accelerate progress and maximize team impact. Through a connected portfolio of products with discrete value propositions that are built on the Atlassian platform and data model, the Atlassian System of Work helps customers of any size align work to goals, plan and track work, and unleash their organization's collective knowledge.
Our primary products include Jira for planning and project management, Confluence for content creation and sharing, Jira Service Management for team service, management and support applications, Loom for asynchronous video collaboration, and Rovo for unlocking organizational knowledge. Together, our connected portfolio of products form integrated solutions and, when deployed in the cloud, provide customers all the benefits of analytics, automation, and AI, along with integrations with thousands of third-party apps as a solution that is deeply entrenched in how teams collaborate and how organizations run. The Atlassian platform is the common technology foundation for our products that drives connection between teams, information, and workflows. It allows work to flow seamlessly across tools, automates the mundane so teams can focus on what matters, and enables better decision-making based on the data customers choose to put into our products.
Our mission is possible with a deep investment in product development to create and refine innovative, high-value, and versatile products that users love. We make our products affordable for organizations of all sizes and transparently share our pricing online for most of our products. We aim to grow our customer base, targeting organizations of all sizes, in every industry, and in most geographies, and strategically expand our relationships with customers over time, including with our dedicated sales team. This product-led philosophy enables us to go to market in a unique and efficient way. To land new customers, we’ve engineered a low-friction flywheel with an emphasis on self-service, making it easy to try and get value first and foremost. This allows us to operate at an unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries and territories as of September 30, 2024. Our customers range from small organizations that have adopted one of our products for a small group of users, to over eighty percent of the Fortune 500, many of which use a combination of our products across thousands of users. By designing our products to be simple, powerful, affordable, and easy to adopt, we generate demand through word-of-mouth and viral expansion within organizations, allowing our sales force to focus primarily on expanding and deepening strategic relationships with existing customers, particularly in the enterprise.

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
We generate revenues primarily in the form of subscription fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our product offerings, prices and pricing plans for our products which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
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
Customer Base
We have a history of successfully growing both our total customer base and the spend per customer through growth in users and adoption of new products. We believe our ability to attract new customers is critical, and expanding within the existing customer base is the primary driver of our success as a business. Typically, new customers begin their journey with Atlassian products with a small footprint by either adopting our free editions or purchasing a single product for a limited number of users. We are focused on continuing to grow our total customer base, specifically the number of customers with more than $10,000 in annualized recurring revenue from our Cloud offerings (“Cloud ARR”), as it measures our ability to successfully expand within our existing customer base.
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
As of September 30, 2024, we had more than 300,000 customers. Including single user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our total customer base. With these customers using our software today, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Number of customers with greater than $10,000 in Cloud ARR	40,103	42,864*	44,336	45,842	46,844
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

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$80,492	$166,956
Less: Capital expenditures	(6,151)	(3,669)
Free cash flow	$74,341	$163,287
Free cash flow decreased by $88.9 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities and an increase in capital expenditures. The decrease in net cash provided by operating activities was primarily attributable to an increase in cash paid to employees, including higher annual employee bonus payments, cash paid to suppliers, and cash used to pay income taxes, partially offset by an increase in cash received from customers.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”

Components of Results of Operations
Sources of Revenues
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide. We also sell on-premises term license agreements for our Data Center offerings, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of product and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center offerings, we recognize revenue upfront for the portion that relates to the delivery of the term license, and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
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
We expect subscription revenue to increase and continue to be our primary driver of revenue growth. Maintenance revenue related to our Server offerings is immaterial after the Server end of support date and has been classified in other revenues within our condensed consolidated statements of operations for all periods presented.
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
Gross Profit and Gross Margin
Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Gross margin can fluctuate from period to period as a result of changes in product mix.
We expect gross margin to modestly decrease due to the sales mix shift from Data Center offerings to Cloud offerings. This impact will be primarily driven by increased hosting costs and personnel costs to support our Cloud customers.

Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries and bonuses, stock-based compensation and employee benefit costs. We allocate overhead, such as information technology costs, rent, and occupancy charges in each expense category based on headcount in that category.
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, facilities and related overhead costs, consulting and contractor costs associated with our software development teams, and certain IT program expenses. We continue to focus our research and development efforts on building new products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure and developing our artificial intelligence capabilities.
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
There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2024.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended September 30,
	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription	$1,131,948	95%	$851,982	87%
Other	55,833	5	125,793	13
Total revenues	1,187,781	100	977,775	100
Cost of revenues	217,624	18	178,029	18
Gross profit	970,157	82	799,746	82
Operating expenses:
Research and development	603,101	51	481,738	49
Marketing and sales	252,393	21	193,567	20
General and administrative	146,641	13	143,310	15
Total operating expenses	1,002,135	85	818,615	84
Operating loss	(31,978)	(3)	(18,869)	(2)
Other expense, net	(19,432)	(2)	(8,335)	(1)
Interest income	28,564	2	25,226	3
Interest expense	(7,318)	—	(8,976)	(1)
Loss before provision for income taxes	(30,164)	(3)	(10,954)	(1)
Provision for income taxes	(93,605)	(7)	(20,929)	(2)
Net loss	$(123,769)	(10)%	$(31,883)	(3)%

Three Months Ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Subscription	$1,131,948	$851,982	$279,966	33%
Other	55,833	125,793	(69,960)	(56)
Total revenues	$1,187,781	$977,775	$210,006	21%
Total revenues increased $210.0 million, or 21%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the three months ended September 30, 2024, over 90% were attributable to sales to customer accounts existing on or before June 30, 2024.
Subscription revenues increased $280.0 million, or 33%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers, migrations and price increases.
Other revenues decreased $70.0 million, or 56%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in other revenues was primarily attributable to a decrease of $75.5 million in maintenance revenue due to the end of support for our Server offerings.

Total revenues by deployment options were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cloud	$792,306	$604,647	$187,659	31%
Data Center	335,594	242,943	92,651	38
Server	—	78,752	(78,752)	(100)
Marketplace and other	59,881	51,433	8,448	16
Total revenues	$1,187,781	$977,775	$210,006	21%
Total revenues by geography were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Americas	$584,499	$489,528	$94,971	19%
EMEA	469,269	378,006	91,263	24
Asia Pacific	134,013	110,241	23,772	22
Total revenues	$1,187,781	$977,775	$210,006	21%
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cost of revenues	$217,624	$178,029	$39,595	22%
Gross margin	82%	82%
Cost of revenues increased $39.6 million, or 22%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall increase was primarily attributable to an increase of $22.5 million in hosting fees paid to third-party providers, an increase of $6.2 million in compensation expense for employees (which includes an increase of $1.4 million in stock-based compensation), and an increase of $4.3 million in amortization from acquired intangible assets.
Operating Expenses
Research and Development

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Research and development	$603,101	$481,738	$121,363	25%
Research and development expenses increased $121.4 million, or 25%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall increase was primarily attributable to an increase of $105.8 million in compensation expenses for employees (which includes an increase of $43.0 million in stock-based compensation).
Marketing and Sales

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Marketing and sales	$252,393	193,567	$58,826	30%
Marketing and sales expenses increased $58.8 million, or 30%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall increase was primarily attributable to an increase of $34.9 million in compensation expenses for employees (which includes an increase of $3.7 million in stock-based compensation), and an increase of $17.9 million in advertising and marketing event expenses.

General and Administrative

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
General and administrative	$146,641	143,310	$3,331	2%
General and administrative expenses increased $3.3 million, or 2% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall increase was primarily attributable to an increase of $3.1 million in compensation expense for employees (which includes an increase of $2.5 million in stock-based compensation).
Other Expense, net

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Other expense, net	$(19,432)	$(8,335)	$(11,097)	133%
Other expense, net increased $11.1 million, or 133%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in other expense was primarily attributable to an increase of $8.5 million related to our share of loss from an equity method investment, and an increase of $1.9 million in contributions to the Atlassian Foundation.
Interest Income

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest income	28,564	25,226	$3,338	13%
Interest income increased $3.3 million, or 13% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.
Interest Expense

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest expense	$(7,318)	$(8,976)	$1,658	(18)%
Interest expense decreased $1.7 million, or 18% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below), and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Provision for income taxes	$(93,605)	$(20,929)	$(72,676)	347%
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes increased $72.7 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 14, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
We recognize the tax benefit of an uncertain tax position only if we conclude it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We believe we have provided adequate reserves for income tax uncertainties in all open tax years. Based on the information currently available, we do not anticipate a material change in unrecognized tax benefits in the next 12 months.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of September 30, 2024, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents totaling $2.1 billion, marketable securities totaling $161.4 million and accounts receivables totaling $484.1 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$80,492	$166,956
Net cash used in investing activities	(18,690)	(56,903)
Net cash used in financing activities	(186,753)	(65,879)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,564	(3,280)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(121,387)	$40,894
Our primary source of cash is through collections from our customers. Our primary uses of cash from operating activities are general business expenses including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities decreased by $86.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The net decrease was primarily attributable to an increase in cash paid to employees, including higher annual employee bonus payments, cash paid to suppliers, and cash used to pay income taxes, partially offset by an increase in cash received from customers.
Net cash used in investing activities decreased by $38.2 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The net decrease was primarily attributable to a decrease in net outflows of $71.8 million related to marketable securities activity, partially offset by an increase in net outflows of $26.1 million related to strategic investment activity and an increase in cash outflows for acquisitions, net of cash acquired, of approximately $5.0 million.
Net cash used in financing activities increased by $120.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $117.7 million.

Material Cash Requirements
Debt
As of September 30, 2024, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029 and May 15, 2034, respectively. Interest on the Notes will be paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
In August 2024, our prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility. Refer to Note 9, “Debt,” to our condensed consolidated financial statements for additional information.
Share Repurchase Programs
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program” and, together with the 2023 Repurchase Program, the “Repurchase Programs”). The 2024 Repurchase Program will commence following completion of the 2023 Repurchase Program. The Share Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During the three months ended September 30, 2024, we repurchased and subsequently retired approximately 1.1 million shares of our Class A Common Stock for approximately $183.9 million at an average price per share of $162.57. All repurchases were made in open market transactions. As of September 30, 2024, we were authorized to purchase a remaining $267.9 million and $1.5 billion of our Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.
Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space including obligations for leases that have not yet commenced. There were no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for fiscal year 2024.
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
As of September 30, 2024, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three months ended September 30, 2024 and 2023 (in thousands, except percentage and per share data):

	Three Months Ended September 30,
	2024	2023
Gross profit
GAAP gross profit	$970,157	$799,746
Plus: Stock-based compensation	18,214	16,821
Plus: Amortization of acquired intangible assets	10,116	5,772
Non-GAAP gross profit	$998,487	$822,339
Gross margin
GAAP gross margin	82%	82%
Plus: Stock-based compensation	1	2
Plus: Amortization of acquired intangible assets	1	—
Non-GAAP gross margin	84%	84%
Operating income
GAAP operating loss	$(31,978)	$(18,869)
Plus: Stock-based compensation	286,146	235,581
Plus: Amortization of acquired intangible assets	13,882	8,231
Non-GAAP operating income	$268,050	$224,943
Operating margin
GAAP operating margin	(3)%	(2)%
Plus: Stock-based compensation	25	24
Plus: Amortization of acquired intangible assets	1	1
Non-GAAP operating margin	23%	23%
Net income
GAAP net loss	$(123,769)	$(31,883)
Plus: Stock-based compensation	286,146	235,581
Plus: Amortization of acquired intangible assets	13,882	8,231
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(1,378)
Adjustment for: Income tax (1)	23,441	(41,571)
Non-GAAP net income	$199,700	$168,980
Net income per share
GAAP net loss per share - diluted	$(0.48)	$(0.12)
Plus: Stock-based compensation	1.11	0.91
Plus: Amortization of acquired intangible assets	0.05	0.03
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(0.01)
Adjustment for: Income tax (1)	0.09	(0.16)
Non-GAAP net income per share - diluted	$0.77	$0.65
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	260,477	257,907
Plus: Dilution from dilutive securities (2)	298	1,008
Weighted-average shares used in computing diluted non-GAAP net income per share	260,775	258,915
Free cash flow
GAAP net cash provided by operating activities	$80,492	$166,956
Less: Capital expenditures	(6,151)	(3,669)
Free cash flow	$74,341	$163,287

(1) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2025, we determined the projected non-GAAP tax rate to be 26%. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended September 30, 2024 and September 30, 2023 because the effect would have been anti-dilutive.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
On February 3, 2023, a putative securities class action (the “Putative Class Action”) was filed in the U.S. District Court for the Northern District of California, captioned City of Hollywood Firefighters’ Pension Fund vs. Atlassian Corporation, Case No. 3:23-cv-00519, naming the Company and certain of its officers as defendants. The lawsuit was purportedly brought on behalf of purchasers of the Company’s securities between August 5, 2022 and November 3, 2022 (the “Class Period”). The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit sought unspecified damages. On January 22, 2024, the court granted the defendants’ motion to dismiss plaintiffs’ complaint with leave to amend. Plaintiffs filed a second amended complaint on March 1, 2024 and the defendants filed a motion to dismiss on April 19, 2024. On August 13, 2024, the court issued a ruling granting the defendants’ motion to dismiss plaintiffs’ second amended complaint. Plaintiffs did not file a third amended complaint or an appeal.
In March, April and August 2023, three stockholder derivative lawsuits were filed in the U.S. District Court for the District of Delaware against the members of the Company’s board of directors and certain of its officers, captioned Silva v. Cannon-Brookes, Case No. 1:23-cv-00283; Keane v. Cannon-Brookes, Case No. 1:23-cv-00399; and Azzawi v. Cannon-Brookes, Case No. 1:23-cv-00884. The Company is named as a nominal defendant. These stockholder derivative lawsuits are based largely on the same allegations as the Putative Class Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. In May and August 2023, the Court consolidated the Silva, Keane, and Azzawi actions into In re Atlassian Corporation Stockholder Derivative Litigation, Case No. 1:23-cv-00283-GBW (the “Consolidated Action”), and stayed the Consolidated Action pending resolution of any motion(s) to dismiss in the Putative Class Action. Following the dismissal of the Putative Class Action, the Consolidated Action was voluntarily dismissed without prejudice on October 18, 2024.
On September 6, 2023, a stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against the members of the Company’s board of directors and certain of its officers, captioned Capistrano v. Cannon-Brookes, Case No. 4:23-cv-04584 (the “Capistrano Action”). The Company is named as a nominal defendant. The complaint is based largely on the same allegations as the Putative Class Action and the Consolidated Action, including allegations relating to the Company’s disclosures during the Class Period as well as, in certain instances, alleged insider trading. The lawsuits purport to assert claims for, among other things, breach of fiduciary duty, corporate waste, unjust enrichment, and violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages and other relief purportedly on the Company’s behalf. On October 31, 2023, the Court stayed the Capistrano Action pending resolution of any motion(s) to dismiss in the Putative Class Action. Following the dismissal of the Putative Class Action, the Capistrano Action was voluntarily dismissed without prejudice on October 17, 2024.
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
•Our use of generative AI and machine learning in our products, platform, and business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
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
We have experienced rapid growth in recent years and such growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products, increase in competition, limitations on our ability to, or any decision not to, increase pricing, slower than anticipated adoption of or migration to our Cloud offerings, failure to capitalize on growth opportunities, contraction in our overall market, or impact from broader macroeconomic factors. Additionally, we ceased sales of new perpetual license Server offerings for our products in February 2021, and, subject to limited exceptions, ended maintenance and support for Server products in February 2024. Our revenue growth rates and profitability may be negatively impacted by Server customers that did not transition to our Cloud or Data Center offerings or Data Center customers that do not migrate to our Cloud offerings in the future. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
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
Large-scale international events in recent years, such as the COVID-19 pandemic and geopolitical instability and war in regions including Ukraine and the Middle East, have negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. There was recently also a period of historically high inflation, which caused the Federal Reserve and other global central banks to tighten monetary policy, including issuing a series of interest rate hikes. This contributed to the failures of certain banking institutions and otherwise uncertain economic conditions.

Our business depends on demand for business software applications generally and for collaboration software solutions in particular. The market adoption of our products and our revenue is dependent on the number of users of our products. The continuing global economic and geopolitical volatility and uncertainty has and may continue to cause us and our customers to experience decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. They could reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and otherwise harm our business, results of operations, and financial condition.

In particular, we have revenue exposure to customers who are small- and medium-sized businesses. If these customers’ business operations and finances are negatively affected, they may not purchase or renew our products, may reduce or delay spending, or request extended payment terms or price concessions, which would negatively impact our business, results of operations, and financial condition. For example, rising interest rates and uncertain economic conditions contributed to the failures of banking institutions, such as Silicon Valley Bank and First Republic Bank, in 2023. While we have not had any direct exposure to failed banking institutions to date, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability or our customers’ ability to access existing cash, cash equivalents, and investments may be threatened and affect our customers’ ability to pay for our products and could have a material adverse effect on our business and financial condition.

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
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, large enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators and resellers. Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, such as AI and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, or achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other product offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition. Additionally, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own internal collaboration and productivity software tools that would reduce or eliminate the demand for our solutions.
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
•significant security breaches, technical difficulties, or interruptions to our products or the third-party products on which we rely;
•our increased focus on our Cloud offerings, including customer migrations to our Cloud products;
•our ability to incorporate artificial intelligence solutions and features into our products, platform and business;
•the number of new employees added or, conversely, any reductions in force;
•changes in foreign currency exchange rates or adding additional currencies in which our sales are denominated;
•the amount and timing of acquisitions or other strategic transactions;
•extraordinary expenses such as litigation, tax settlements, adverse audit rulings or other dispute-related settlement payments;
•general economic conditions, including any inflationary pressures and interest rate changes, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, delay a prospective customer’s purchasing decisions, reduce the value of new license or subscription, or affect customer retention;
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
Our use of generative AI and machine learning in our products, platform, and business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
We have incorporated and expect to continue to incorporate AI and machine learning solutions, products and features, including generative AI solutions, products and features, into our products, platform, and business, which act on data-driven insights derived from both first and third-party applications. AI and machine learning solutions, products and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions, products and features will enhance our products or services, produce intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions, products and features. Our investments in AI solutions, products and features have and may continue to negatively impact our operating margins until we are able to increase revenue enough to offset these investments. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. In addition, suppliers of the third-party AI models we use in our products and platform could terminate their relationship with us, cease to make certain models available to us, or make certain models more expensive for us to use. Our ability to effectively implement and market our AI products, solutions and features will also depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with such skills and technical knowledge.
Additionally, our use of AI and machine learning technologies may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing AI and machine learning technologies, and in particular, generative AI technologies. For example, AI and machine learning algorithms may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those incorporated into our products and services. If the AI and machine learning tools incorporated into our products and platform, or the content generated by such tools, is harmful, biased, inaccurate, discriminatory or controversial, our results of operations could suffer, including due to legal, competitive and reputational harm. Our customers may be less likely to utilize our AI and machine learning tools or may cease using our products or platform altogether. If we do not have sufficient rights to use the output of such AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, data security and data protection laws and regulations to such technologies or are implementing, or are considering implementing, general legal frameworks for the appropriate use of AI and machine learning. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.

We may encounter challenges to our business as we transition our business to focusing more on our Cloud offerings.
We currently offer and sell both Data Center and Cloud offerings of certain of our products. For these products, our Cloud offering enables quicker setup and subscription pricing, while our Data Center offering permits more customization, a term license fee structure, and complete application control. Although a substantial majority of our revenue was historically generated from customers using our Server and Data Center products, over time our customers have moved and we expect them to continue to move to our Cloud offerings, resulting in our Cloud offerings becoming more central to our distribution model. As a part of this transition, we ceased sales of new perpetual licenses for our Server products in February 2021 and, subject to limited exceptions, ended maintenance and support for Server products in February 2024.
We may be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. Further, revenues from our Cloud offerings are typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins, and we incur higher or additional costs to supply our Cloud offerings, such as fees associated with hosting our Cloud infrastructure. We have and expect to continue to see increased expenses and lower margins due such hosting costs increasing in this transition. Additionally, we offered discounts to certain of our enterprise-level Server customers to incentivize migration to our Cloud offerings, which impacted our near-term revenue growth. Our revenue growth rates and profitability may also be negatively impacted by Server customers that did not transition to our Cloud or Data Center offerings or Data Center customers that do not migrate to our Cloud offerings in the future. If our Cloud offerings do not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our Data Center products due to our increased focus on our Cloud offerings or our inability to successfully migrate them to our Cloud products, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings for our products and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
In order for us to maintain or improve our results of operations, it is important that our customers renew their licenses or subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their licenses or subscriptions, and our customers may not renew licenses or subscriptions with a similar contract duration or with the same or greater number of users. Our customers generally do not enter into long-term contracts; rather, they primarily have monthly or annual terms. Some of our customers have elected not to renew their agreements with us in the past and it is difficult to accurately predict long-term customer retention.
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases and changes to the packaging of our product offerings, mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions and any related impacts on us or our customers, partners and suppliers. Additionally, we may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or renew their subscriptions, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
If we are not able to develop new products and enhancements to our existing products that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets. The success of any enhancement to our products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new product that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
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
We have experienced and expect to continue to experience rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. We operate globally and sell our products to customers in approximately 200 countries and territories. Further, we have employees in Australia, Canada, France, Germany, India, Japan, the Netherlands, New Zealand, the Philippines, Poland, South Korea, Turkey, the U.S., and the United Kingdom (the “UK”), and many of our employees have been with us for fewer than 24 months. We plan to continue to invest in and grow our team, and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse and growing employee base.
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
In addition, our strategy of offering free trials, limited free versions or affordable starter licenses for certain products could be ineffective. Users may not perceive value in the additional benefits and services we offer beyond our free trials or limited free versions and, historically, a majority of users never convert to a paid version of our products from these free trials or limited free versions or upgrade beyond the starter license. Our marketing strategy also depends in part on persuading users who use free trials, limited free versions or starter licenses of our products to convince others within their organization to purchase and deploy our products. To the extent that these users do not become, or lead others to become, customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business could be harmed.
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
In recent years, we have focused on strategically growing our sales force to expand and deepen our relationships with our existing customers, particularly in the enterprise. As our sales force develops, we may encounter challenges in identifying, recruiting, training, and retaining a qualified sales force, and we expect this growth to require significant time, expense, and attention. Expanding our sales infrastructure also has impacts on our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses and maintain positive free cash flow.

As our sales teams grow, we may face increased costs, longer sales cycles, greater competition and less predictability in completing our sales. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services, and solutions, particularly because the decision to use our products, services, and solutions is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more services resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Since the sales cycles for our enterprise offerings are multi-phased and complex, it is often unpredictable when a given sales cycle will close. Our revenue from enterprise customers may be affected by longer-than-expected sales and implementation cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription plans entered into during previous quarters. Consequently, a decline in new or renewed licenses and subscriptions in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of economic uncertainties may cause customers to request concessions, including better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may continue in the future to slow their rate of expansion or edition upgrades or reduce their number of licenses. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer agreements. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
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
Our agreements with our existing solution partners are non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and with little or no penalty. We expect that any additional solution partnerships we identify and develop in the future will be similarly non-exclusive and unbound by any requirement to continue to market our products. If we fail to identify additional solution partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future solution partners in independently distributing and deploying our products, our business, results of operations, and financial condition could be harmed. If our solution partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business could also be harmed.
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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in fiscal year 2024, we acquired Loom, Inc., an asynchronous video messaging platform that helps users communicate through instantly shareable videos. We also from time to time enter into strategic relationships with other businesses to expand our products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and/or
•become subject to adverse tax consequences, substantial depreciation, impairment, or deferred compensation charges.
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
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, the techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance, and other causes. We have in the past been, and may in the future be, a target of security threats, including from state actors. While these incidents have not materially affected our business, reputation or financial results, there is no guarantee they will not in the future. Third parties may also utilize our products and platforms for malicious purposes, such as to upload abhorrent content or host malware, which could result in reputational harm to us and negatively impact our business.
Additionally, the ongoing Russian invasion of Ukraine may result in a heightened threat environment and create unknown cyber risks, including increased risk of retaliatory cyber-attacks from Russian actors against non-Russian companies. Our remote-first “Team Anywhere” work environment may pose additional data security risks. We also continue to build AI and machine learning into our products, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, new U.S. state data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. In the European Economic Area (“EEA”) and the UK, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR,” and, together with the EU GDPR, the “GDPR”), impose comprehensive obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers, in relation to our collection, processing, sharing, disclosure and other use of personal data.
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union (“EU”), have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. In the EU and UK, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies.
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
We monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, and these new laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance, including as a result of penalties, fines and lawsuits related to data breaches. For instance, the Digital Services Act (“DSA”) in the EU came into force on November 16, 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on our platform, traceability of business users, and enhanced transparency measures, and failure to comply can result in fines of up to 6% of total annual worldwide turnover. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of privacy regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard

Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the first such framework has entered into force in the EU.
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
Our business also increasingly relies on AI to improve our services and tailor our interactions with our customers. However, in recent years use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our AI models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision.

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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of revenue for our products, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit. For example, during periods of higher interest rates, as has occurred in recent years in the U.S. and other regions, debt financing may become more expensive. Our current Credit Facility and the indenture governing our Senior Notes (each defined below) contain certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian, and any new equity or debt securities we issue could have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Senior Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “Credit Facility”). As of September 30, 2024, we had no outstanding revolving loans under the Credit Facility.

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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, during fiscal year 2024, we entered into a unilateral advanced pricing arrangement with the Australian Tax Office in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. We will continue to pursue advanced pricing arrangements in Australia and other jurisdictions to proactively manage and mitigate the risk of transfer pricing disputes with tax authorities. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, the Tax Cuts and Jobs Act (“TCJA”), signed into law in 2017, enacted significant tax law changes which impacted our tax obligations and effective tax rate beginning in our fiscal year 2023. The TCJA eliminates the option to deduct research and development expenditures, instead requiring taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal year 2023. Although Congress is considering legislation that would defer or eliminate the capitalization and amortization requirement, there is no assurance as to whether the provision will be repealed or otherwise modified or whether any change would apply retroactively or prospectively. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable to us in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
In March 2018, the EC proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the EU. As collaborative efforts by the OECD and EC continue, some countries have unilaterally moved to introduce their own digital service tax or equalization levy to capture tax revenue on digital services more immediately. Notably France, Italy, Austria, Spain, the UK and Turkey have enacted this tax, generally 2% on specific in-scope sales above a revenue threshold. The EU and the UK have established a mandate that focuses on the transparency of cross-border arrangements concerning at least one EU member state through mandatory disclosure and exchange of cross-border arrangements rules. The mandate is further extended to include certain domestic arrangements in Poland. These regulations (known as MDR in the UK and Poland and DAC 6 in the other EU countries) require taxpayers to disclose certain transactions to the tax authorities resulting in an additional layer of compliance and require careful consideration of the tax benefits obtained when entering into transactions that need to be disclosed.
The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules will apply to us beginning in this fiscal year 2025. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position
Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws, regulations and taxation officer interpretations. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of Class A Common Stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources.
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
Finally, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that are incorporated into our offerings, such as AI and machine learning, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities.
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
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors or other stakeholders may elect to engage with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected. Alternatively, any negative perceptions of our pursuit of any ESG or diversity, equity, and inclusion initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of September 30, 2024, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 86% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•the existence of our Share Repurchase Programs (as defined below) and purchases made pursuant to the Share Repurchase Programs or any failure to repurchase shares as planned, including failure to meet expectations around the timing, price or amount of share repurchases, and any reduction, suspension or termination of the Share Repurchase Programs;
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us;
•general economic conditions and macroeconomic factors, such as inflationary pressures, recession or financial institution instability; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, or incidents of terrorism or war, such as in the Middle East and Ukraine, as well as responses to any of these events
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In February 2023, a purported securities class action complaint was filed against us and certain of our officers in U.S. federal court. This case has been dismissed but it is possible there could be other securities litigation in the future that subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations and financial condition.
Substantial future sales of our common stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2024, we had 160,713,952 outstanding shares of Class A Common Stock and 99,995,049 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that any Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Share Repurchase Program”). In September 2024, our board of directors authorized a new program under which we may repurchase up to an additional $1.5 billion of our outstanding Class A Common Stock (the “2024 Share Repurchase Program,” and together with the 2023 Share Repurchase Program, the “Share Repurchase Programs”). The 2024 Share Repurchase Program will commence following completion of the 2023 Share Repurchase Program. Under the Share Repurchase Programs, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that any Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The Share Repurchase Programs could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the Share Repurchase Program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and to fund our Share Repurchase Programs, and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, stockholders must rely on sales of their shares of Class A Common Stock after price appreciation, if any, as the only way to realize any future gains on their investment.
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

•weak economic conditions in any country or region in which we operate or sell our products, including due to rising inflation or hyperinflation, such as recently occurred in Turkey, and related interest rate increases, or general political and economic instability around the world, including in the Middle East and Ukraine;
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, one of our former Co-Chief Executive Officers stepped down from his executive officer role and into an advisory role, effective August 31, 2024, and our former Chief Sales Officer stepped down from his role, effective August 31, 2024. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, we recognize that there are inherent climate related risks wherever business is conducted. Climate-related events, including but not limited to the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our business, our employees, our third-party suppliers, and/or the business of our customers, and may cause us to experience extended product downtimes, higher attrition, and losses and additional costs to maintain and resume operations. Furthermore, failure to achieve or advance towards our public sustainability commitments and objectives regarding climate action may have an adverse effect on our standing with investors, suppliers, and customers, as well as on our financial results and our capacity to attract and retain skilled individuals. In addition, any negative perceptions of our pursuit of climate action sustainability initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended September 30, 2024 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2024	355	$178.23	355	$388,534
August 2024	375	147.56	375	333,158
September 2024	401	162.75	401	1,767,940
Total	1,131		1,131
(1)    In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Share Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program will commence following completion of the 2023 Share Repurchase Program. The Share Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

10.1	Amended and Restated Credit Agreement, dated as of August 12, 2024, by and among the Company, Atlassian US, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and L/C Issuers, and the other L/C Issuers and lenders party thereto.		10-K	001-37651	10.1	08/06/2024

10.2 †«
Deed of Amendment, dated September 3, 2024, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.
X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 ‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

†    Portions of this exhibit have been redacted.
«    Certain exhibits and schedules to this agreement have been omitted.
‡    The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLASSIAN CORPORATION

Date: November 1, 2024	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)