Form 10-Q
period 2024-12-31
Atlassian Corp
filed 2025-01-31
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 24, 2025, there were 163,992,257 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 98,008,049 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$2,217,604	$2,176,930
Marketable securities	251,629	161,973
Accounts receivable, net	695,661	628,049
Prepaid expenses and other current assets	156,806	109,312
Total current assets	3,321,700	3,076,264
Non-current assets:
Property and equipment, net	85,443	86,315
Operating lease right-of-use assets	172,905	172,468
Strategic investments	222,299	223,221
Intangible assets, net	272,578	299,057
Goodwill	1,292,187	1,288,756
Deferred tax assets	6,881	3,934
Other non-current assets	72,312	62,118
Total assets	$5,446,305	$5,212,133
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$190,550	$177,545
Accrued expenses and other current liabilities	531,283	577,359
Deferred revenue, current portion	1,914,090	1,806,269
Operating lease liabilities, current portion	48,644	48,953
Total current liabilities	2,684,567	2,610,126
Non-current liabilities:
Deferred revenue, net of current portion	282,155	308,467
Operating lease liabilities, net of current portion	209,097	214,474
Long-term debt	986,785	985,911
Deferred tax liabilities	20,054	20,387
Other non-current liabilities	44,092	39,917
Total liabilities	4,226,750	4,179,282
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 163,081,602 and 159,544,123 issued and outstanding at December 31, 2024 and June 30, 2024, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 98,977,705 and 101,012,393 issued and outstanding at December 31, 2024 and June 30, 2024, respectively	1	1
Additional paid-in capital	4,876,944	4,212,064
Accumulated other comprehensive income (loss)	(38,617)	25,300
Accumulated deficit	(3,618,775)	(3,204,516)
Total stockholders’ equity	1,219,555	1,032,851
Total liabilities and stockholders’ equity	$5,446,305	$5,212,133
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Subscription	$1,213,248	$932,181	$2,345,196	$1,784,163
Other	73,215	127,929	129,048	253,722
Total revenues	1,286,463	1,060,110	2,474,244	2,037,885
Cost of revenues (1) (2)	223,127	194,536	440,751	372,565
Gross profit	1,063,336	865,574	2,033,493	1,665,320
Operating expenses:
Research and development (1) (2)	680,213	536,779	1,283,314	1,018,517
Marketing and sales (1) (2)	271,894	220,513	524,287	414,080
General and administrative (1)	168,708	157,344	315,349	300,654
Total operating expenses	1,120,815	914,636	2,122,950	1,733,251
Operating loss	(57,479)	(49,062)	(89,457)	(67,931)
Other expense, net	(7,999)	(4,639)	(27,431)	(12,974)
Interest income	25,586	22,593	54,150	47,819
Interest expense	(7,291)	(9,001)	(14,609)	(17,977)
Loss before income taxes	(47,183)	(40,109)	(77,347)	(51,063)
Provision for (benefit from) income taxes	(8,975)	44,360	84,630	65,289
Net loss	$(38,208)	$(84,469)	$(161,977)	$(116,352)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.15)	$(0.33)	$(0.62)	$(0.45)
Diluted	$(0.15)	$(0.33)	$(0.62)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	261,147	258,601	260,812	258,254
Diluted	261,147	258,601	260,812	258,254
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$23,031	$19,213	$41,245	$36,034
Research and development	260,278	187,819	453,723	338,265
Marketing and sales	43,260	38,168	79,252	70,449
General and administrative	52,161	44,645	90,656	80,678
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$10,130	$7,056	$20,246	$12,828
Research and development	93	93	187	187
Marketing and sales	3,673	2,712	7,345	5,077
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(38,208)	$(84,469)	$(161,977)	$(116,352)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(13,499)	7,256	(7,839)	1,495
Net change in unrealized gain (loss) on marketable and privately held debt securities	(741)	87	613	31
Net gain (loss) on cash flow hedging derivative instruments	(67,197)	15,723	(56,691)	3,136
Other comprehensive income (loss), before tax	(81,437)	23,066	(63,917)	4,662
Income tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(81,437)	23,066	(63,917)	4,662
Total comprehensive income (loss), net of tax	$(119,645)	$(61,403)	$(225,894)	$(111,690)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	160,558	$2	99,995	$1	$4,498,214	$42,820	$(3,512,203)	$1,028,834
Common stock issued	1,770	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,018	—	(1,018)	—	—	—	—	—
Stock-based compensation	—	—	—	—	378,730	—	—	378,730
Repurchases of Class A Common Stock	(368)	—	—	—	—	—	(68,364)	(68,364)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(81,437)	—	(81,437)
Net loss	—	—	—	—	—	—	(38,208)	(38,208)
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555

	Three Months Ended December 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	154,174	$2	104,086	$1	$3,366,212	$15,598	$(2,607,188)	$774,625
Common stock issued	1,374	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,039	—	(1,039)	—	—	—	—	—
Stock-based compensation	—	—	—	—	289,845	—	—	289,845
Repurchases of Class A Common Stock	(530)	—	—	—	—	—	(98,144)	(98,144)
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,066	—	23,066
Net loss	—	—	—	—	—	—	(84,469)	(84,469)
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Six Months Ended December 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	3,054	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	2,035	—	(2,035)	—	—	—	—	—
Stock-based compensation	—	—	—	—	664,876	—	—	664,876
Repurchases of Class A Common Stock	(1,499)	—	—	—	—	—	(252,282)	(252,282)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(63,917)	—	(63,917)
Net loss	—	—	—	—	—	—	(161,977)	(161,977)
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555

	Six Months Ended December 31, 2023
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	2,422	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	2,077	—	(2,077)	—	—	—	—	—
Stock-based compensation	—	—	—	—	525,426	—	—	525,426
Repurchases of Class A Common Stock	(879)	—	—	—	—	—	(163,485)	(163,485)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,662	—	4,662
Net loss	—	—	—	—	—	—	(116,352)	(116,352)
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cash flows from operating activities:
Net loss	$(38,208)	$(84,469)	$(161,977)	$(116,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,149	17,012	45,976	32,096
Stock-based compensation	378,730	289,845	664,876	525,426
Deferred income taxes	(2,161)	(8,618)	(2,929)	(3,305)
Amortization of interest rate swap contracts	(6,865)	—	(14,020)	—
Net loss on strategic investments	2,611	1,442	17,903	7,690
Net foreign currency loss (gain)	(5,621)	2,237	(2,581)	2,418
Other	(968)	154	23	(1,092)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(211,755)	(156,163)	(67,725)	(46,675)
Prepaid expenses and other assets	(25,759)	(486)	(65,673)	(23,542)
Accounts payable	24,863	33,648	14,719	623
Accrued expenses and other liabilities	30,464	59,140	(77,704)	(12,191)
Deferred revenue	183,425	135,852	81,509	91,454
Net cash provided by operating activities	351,905	289,594	432,397	456,550
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(844,727)	(4,975)	(844,727)
Purchases of property and equipment	(9,336)	(5,333)	(15,487)	(9,002)
Purchases of strategic investments	(11,500)	(250)	(25,550)	(4,000)
Purchases of marketable securities and other investments	(116,619)	(69,783)	(160,323)	(139,146)
Proceeds from maturities of marketable securities	25,480	16,150	71,628	16,150
Proceeds from sales of marketable securities and strategic investments	271	41,513	4,313	61,392
Net cash used in investing activities	(111,704)	(862,430)	(130,394)	(919,333)
Cash flows from financing activities:
Principal payments of term loan facility	—	(12,500)	—	(12,500)
Repurchases of Class A Common Stock	(69,241)	(101,773)	(252,851)	(167,652)
Other	—	—	(3,143)	—
Net cash used in financing activities	(69,241)	(114,273)	(255,994)	(180,152)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,056)	4,063	(5,492)	783
Net increase (decrease) in cash, cash equivalents, and restricted cash	161,904	(683,046)	40,517	(642,152)
Cash, cash equivalents, and restricted cash at beginning of period	2,056,735	2,144,809	2,178,122	2,103,915
Cash, cash equivalents, and restricted cash at end of period	$2,218,639	$1,461,763	$2,218,639	$1,461,763

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$2,217,604	$1,460,497	$2,217,604	$1,460,497
Restricted cash included in other non-current assets	1,035	1,266	1,035	1,266
Total cash, cash equivalents, and restricted cash	$2,218,639	$1,461,763	$2,218,639	$1,461,763
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	3,849	2,597	3,849	2,597
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	2,375	—	2,375	—
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. Through a connected portfolio of products with discrete value propositions and built on the Atlassian platform and data model, Atlassian gives all teams the right teamwork foundations so they can plan and track work, align on goals, and unleash knowledge across the organization. The Company’s primary products include Jira for planning and project management, Confluence for content creation and sharing, Jira Service Management for team service, management and support applications.
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended December 31, 2024 and 2023.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of December 31, 2024, one customer, a solution partner, represented more than 10% of the total accounts receivable balance. As of June 30, 2024, no customer represented more than 10% of the total accounts receivable balance. For the three and six months ended December 31, 2024 and 2023, no customer represented more than 10% of total revenues.
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
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,545,191	$—	$1,545,191
Commercial paper	—	992	992
Corporate debt securities	—	2,483	2,483
Marketable securities:
U.S. treasury securities	—	92,875	92,875
Agency securities	—	3,226	3,226
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	15,248	15,248
Corporate debt securities	—	130,280	130,280
Derivative financial instruments	—	457	457
Total assets measured at fair value	$1,545,191	$255,561	$1,800,752

Liabilities measured at fair value
Derivative financial instruments	$—	$40,910	$40,910
Total liabilities measured at fair value	$—	$40,910	$40,910

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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $166.9 million and $148.7 million as of December 31, 2024 and June 30, 2024, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of December 31, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$92,684	$246	$(55)	$92,875
Agency securities	3,195	31	—	3,226
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	15,248	—	—	15,248
Corporate debt securities	130,075	257	(52)	130,280
Total marketable securities	$251,202	$534	$(107)	$251,629
The Company’s investments of marketable securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$52,570	$30	$(83)	$52,517
Agency securities	3,194	5	—	3,199
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	20,010	—	—	20,010
Corporate debt securities	76,386	7	(146)	76,247
Total marketable securities	$162,160	$42	$(229)	$161,973
The table below summarizes the Company’s marketable securities by remaining contractual maturity based on their effective maturity dates (in thousands):

	December 31, 2024	June 30, 2024
Due in one year or less	$95,456	$101,543
Due in one year through five years	156,173	60,430
Total marketable securities	$251,629	$161,973
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2024, and June 30, 2024, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of December 31, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,350	$—	$(3,350)	$4,000
The Company’s investments of privately held debt securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$6,800	$—	$(3,350)	$3,450

Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values for privately held equity securities as of December 31, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$165,352
Cumulative net losses	(2,491)
Carrying value	$162,861
The carrying values for privately held equity securities as of June 30, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$147,752
Cumulative net losses	(2,491)
Carrying value	$145,261
Privately held equity securities’ cumulative net losses are comprised of downward adjustments and impairment charges of $7.5 million and upward adjustments of $5.0 million as of December 31, 2024 and June 30, 2024.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Unrealized losses recognized on privately held equity securities including impairment	$—	$(1,442)	$—	$(1,442)
Unrealized losses, net	$—	$(1,442)	$—	$(1,442)
Realized gains recognized on sales of publicly traded equity securities	—	—	—	515
Realized losses recognized on privately held equity securities	(2,611)	—	(2,645)	—
Losses on strategic investments, net	$(2,611)	$(1,442)	$(2,645)	$(927)
Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$(1,442)	$—	$(1,442)
Realized gains and losses recognized on sales of securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2024 and the six months ended December 31, 2024 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(11,262)
Effect of change in exchange rates	336
Balance as of June 30, 2024	74,510
Share of losses	(15,258)
Effect of change in exchange rates	(3,814)
Balance as of December 31, 2024	$55,438
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of December 31, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$910,517	$71,612	$982,129	$704,930	$277,199	$982,129
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$837,182	$71,701	$908,883	$651,303	$257,580	$908,883

The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	December 31, 2024	June 30, 2024
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$8,255
Foreign exchange forward contracts	Other non-current assets	—	867
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	457	170
Total derivative assets		$457	$9,292

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$31,153	$1,197
Foreign exchange forward contracts	Other non-current liabilities	3,600	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	6,157	497
Total derivative liabilities		$40,910	$1,701
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Beginning balance of accumulated gains in accumulated other comprehensive income (loss)	$51,930	$35,583	$41,424	$48,170
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	(57,867)	17,413	(39,852)	9,343
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	32	533	(11)	976
Recognized in research and development	(2,049)	3,738	(2,489)	5,202
Recognized in marketing and sales	(48)	531	9	901
Recognized in general and administrative	(400)	1,079	(328)	1,779
Recognized in interest expense	(6,865)	(7,571)	(14,020)	(15,065)
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$(15,267)	$51,306	$(15,267)	$51,306

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Equipment	$13,010	$11,200
Computer hardware and software	48,449	40,824
Furniture and fittings	25,500	25,172
Leasehold improvements and other	144,271	137,944
Property and equipment, gross	231,230	215,140
Less: accumulated depreciation and impairment	(145,787)	(128,825)
Property and equipment, net	$85,443	$86,315
Depreciation expense was $9.3 million and $7.2 million for the three months ended December 31, 2024 and 2023, respectively and $18.2 million and $14.0 million for the six months ended December 31, 2024 and 2023, respectively.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2024	$1,288,756
Additions	3,700
Effect of change in exchange rates	(269)
Balance as of December 31, 2024	$1,292,187
During the first quarter of fiscal year 2025 the Company completed an acquisition to expand the Company’s product and service offerings. The transaction was accounted for as a business combination and was not significant to the condensed consolidated financial statements.
On November 30, 2023, the Company acquired Loom, Inc. The fair values assigned to assets acquired and liabilities assumed have been finalized and there were no measurement period adjustments recorded during the six months ended December 31, 2024.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024	Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	$466,932	$469,752	6
Patents, trade names, and other rights	70,928	70,928	7
Customer relationships	135,687	135,687	3
Intangible assets, gross	673,547	676,367
Less: accumulated amortization	(400,969)	(377,310)
Intangible assets, net	$272,578	$299,057
Amortization expense for intangible assets was approximately $13.9 million and $9.9 million for the three months ended December 31, 2024 and 2023, respectively and $27.8 million and $18.1 million for the six months ended December 31, 2024 and 2023, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of December 31, 2024 (in thousands):

Fiscal Years:
Remainder of 2025	$27,738
2026	53,030
2027	47,861
2028	45,634
2029	40,128
Thereafter	58,187
Total future amortization expense	$272,578
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2024	June 30, 2024
Accrued expenses	$164,390	$149,046
Employee benefits	248,985	332,518
Tax liabilities	46,294	55,203
Customer deposits	15,328	19,279
Derivative liabilities	37,310	1,694
Other payables	18,976	19,619
Total accrued expenses and other current liabilities	$531,283	$577,359
9. Debt
Credit Facility
In August 2024, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into an amended and restated credit agreement (the "2024 Credit Agreement") which eliminated a term loan facility and provides for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). The 2024 Credit Agreement replaced the Company's prior credit agreement entered into in October 2020 (“2020 Credit Agreement”) which provided for a $1 billion senior unsecured delayed-draw term loan facility and a $500 million senior unsecured revolving credit facility.
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
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of December 31, 2024, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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

The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of December 31, 2024, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	December 31, 2024	June 30, 2024
2029 Notes	4.4	5.250%	5.55%	$500,000	$500,000
2034 Notes	9.4	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(13,215)	(14,089)
Long-term debt				$986,785	$985,911
The total estimated fair value of the Notes was approximately $1.0 billion as of December 31, 2024 and June 30, 2024. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other services. These commitments are non-cancellable and expire within one to four years as disclosed in Note 12, “Commitments and Contingencies” of its Annual Report on Form 10-K for fiscal year 2024. During the three and six months ended December 31, 2024, the Company entered into additional non-cancelable purchase commitments of approximately $157.3 million which expire within two to three years.
Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 10, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2024.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs	$10,909	$10,289	$21,575	$20,606
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,363	$15,928	$20,789	$21,953
Legal Proceedings
From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolutions of these pending legal matters are likely to have a material adverse effect on the Company’s financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any liabilities as a result of the litigation or other legal proceedings in its condensed consolidated financial statements.
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
As of December 31, 2024, approximately $2.7 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 78% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Americas
United States	$537,396	$445,622	$1,043,623	$871,813
Other Americas	81,769	68,812	160,041	132,149
Total Americas	619,165	514,434	1,203,664	1,003,962
Total EMEA
Germany	131,991	104,596	249,793	195,722
Other EMEA	393,491	320,696	744,958	607,576
Total EMEA	525,482	425,292	994,751	803,298
Asia Pacific	141,816	120,384	275,829	230,625
Total revenues	$1,286,463	$1,060,110	$2,474,244	$2,037,885

The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cloud	$846,962	$653,210	$1,639,268	$1,257,857
Data Center	362,281	274,758	697,875	517,701
Server	—	69,173	—	147,925
Marketplace and other	77,220	62,969	137,101	114,402
Total revenues	$1,286,463	$1,060,110	$2,474,244	$2,037,885
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
The revenues from Server offerings for the three and six months ended December 31, 2023 consisted of only revenue from maintenance services for the Company’s Server offerings as the Company was no longer selling perpetual licenses for its Server offerings. The Company generally ended maintenance for Server offerings in February 2024. Revenue related to Server offerings is included in Other revenues within the Company’s condensed consolidated statements of operations.
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning of period	$2,012,820	$1,501,081	$2,114,736	$1,545,479
Additions	1,469,888	1,212,912	2,555,753	2,146,289
Revenue	(1,286,463)	(1,060,110)	(2,474,244)	(2,037,885)
Balance, end of period	$2,196,245	$1,653,883	$2,196,245	$1,653,883
For the three months ended December 31, 2024 and 2023, approximately 41% and 38% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the six months ended December 31, 2024 and 2023, approximately 51% and 48% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.

Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning of period	$83,444	$54,530	$79,711	$53,604
Additions	23,833	20,365	36,063	26,479
Amortization expense	(10,026)	(5,792)	(18,523)	(10,980)
Balance, end of period	$97,251	$69,103	$97,251	$69,103
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$36,578	$24,047
Other non-current assets			60,673	45,056
Total			$97,251	$69,103
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
12. Stockholders’ Equity
Stock-based Compensation
A summary of restricted stock unit (“RSU”) activity for the six months ended December 31, 2024 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2024	12,696,964	$213.13	$2,245,839
Granted	10,445,909	169.02	—
Vested	(2,995,765)	210.29	615,559
Forfeited or cancelled	(1,150,693)	199.73	—
Balance as of December 31, 2024	18,996,415	$189.33	$4,623,347
As of December 31, 2024, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.7 billion.
During the six months ended December 31, 2024, the Company did not grant any shares of restricted stock awards (“RSA”). During the six months ended December 31, 2023, the Company granted 301,751 shares of RSA. As of December 31, 2024 and June 30, 2024, there were 104,202 and 156,856 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA were $25.4 million and $27.7 million as of December 31, 2024 and June 30, 2024, respectively.
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
During the three and six months ended December 31, 2024, the Company repurchased and subsequently retired approximately 0.4 million and 1.5 million shares of its Class A Common Stock for approximately $68.4 million and $252.3 million at an average price per share of $185.95 and $168.30, respectively. All repurchases were made in open market transactions. As of December 31, 2024, the Company was authorized to purchase a remaining $199.6 million and $1.5 billion of its Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(23,725)	$(14,483)	$(50,806)	$(33,663)	$(100,188)	$(61,789)	$(69,685)	$(46,667)
Denominator:
Weighted-average shares outstanding, basic and diluted	162,158	98,989	155,543	103,058	161,321	99,491	154,672	103,582
Net loss per share, basic and diluted	$(0.15)	$(0.15)	$(0.33)	$(0.33)	$(0.62)	$(0.62)	$(0.45)	$(0.45)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Class A Common Stock restricted stock units	6,805	9,806	8,598	8,317
Class A Common Stock restricted stock awards	48	5	33	5
Total	6,853	9,811	8,631	8,322
14. Income Taxes
The Company computes its provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusts the provision for (benefit from) income taxes for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s relative proportion of domestic and foreign earnings, current cash taxes in jurisdictions with valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax benefit of $9.0 million and an income tax provision of $84.6 million for the three and six months ended December 31, 2024, respectively, as compared to an income tax provision of $44.4 million and $65.3 million for the three and six months ended December 31, 2023, respectively. The income tax benefit for the three months ended December 31, 2024 was primarily attributable to the mix of earning and losses at various jurisdictions. The income tax provision for the six months ended December 31, 2024 was primarily attributable to the mix of earning and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The income tax provision for the three and six months ended December 31, 2023 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, the recognition of reserves for uncertain tax positions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of December 31, 2024, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

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
Our primary products include Jira for planning and project management, Confluence for content creation and sharing, and Jira Service Management for team service, management and support applications. Together, our connected portfolio of products form integrated solutions and, when deployed in the cloud, provide customers all the benefits of analytics, automation, and AI, along with integrations with thousands of third-party apps as a solution that is deeply entrenched in how teams collaborate and how organizations run. The Atlassian platform is the common technology foundation for our products that drives connection between teams, information, and workflows. It allows work to flow seamlessly across tools, automates the mundane so teams can focus on what matters, and enables better decision-making based on the data customers choose to put into our products.
Our mission is possible with a deep investment in product development to create and refine innovative, high-value, and versatile products that users love. We make our products affordable for organizations of all sizes and transparently share our pricing online for most of our products. We aim to grow our customer base, targeting organizations of all sizes, in every industry, and in most geographies, and strategically expand our relationships with customers over time, including with our dedicated sales team. This product-led philosophy enables us to go to market in a unique and efficient way. To land new customers, we’ve engineered a low-friction flywheel with an emphasis on self-service, making it easy to try and get value first and foremost. This allows us to operate at an unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries and territories as of December 31, 2024. Our customers range from small organizations that have adopted one of our products for a small group of users, to over eighty percent of the Fortune 500, many of which use a combination of our products across thousands of users. By designing our products to be simple, powerful, affordable, and easy to adopt, we generate demand through word-of-mouth and viral expansion within organizations, allowing our sales force to focus primarily on expanding and deepening strategic relationships with existing customers, particularly in the enterprise.

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
We generate revenues primarily in the form of subscription fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our product offerings, prices, and pricing plans for our products which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We are subject to risks and exposures from the evolving macroeconomic environment, inflationary pressures, interest rate policy, political instability, and geopolitical tensions. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
Key Business Metrics
We utilize the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Customer Base
We have a history of successfully growing both our total customer base and the spend per customer through growth in users, higher average price per user and adoption of new products. We believe our ability to attract new customers is critical, and expanding within the existing customer base is the primary driver of our success as a business. Typically, new customers begin their journey with Atlassian products with a small footprint by either adopting our free editions or purchasing a single product for a limited number of users. We are focused on continuing to grow our total customer base, specifically the number of customers with more than $10,000 in annualized recurring revenue from our Cloud offerings (“Cloud ARR”), as it measures our ability to successfully expand within our existing customer base.
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
As of December 31, 2024, we had more than 300,000 customers. If we include single user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Number of customers with greater than $10,000 in Cloud ARR	42,864*	44,336	45,842	46,844	49,449
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net cash provided by operating activities	$351,905	$289,594	$432,397	$456,550
Less: Capital expenditures	(9,336)	(5,333)	(15,487)	(9,002)
Free cash flow	$342,569	$284,261	$416,910	$447,548
Free cash flow increased by $58.3 million during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to employees.
Free cash flow decreased by $30.6 million during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily attributable to an increase in cash paid to employees and vendors, partially offset by an increase in cash received from customers.
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
Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment and software, payment processing fees, consulting and contractors costs associated with our customer support and infrastructure service teams, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, certain IT program expenses, and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities. We allocate stock-based compensation based on the expense category in which the employee works. We allocate overhead, such as information technology costs, rent, and occupancy charges, in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenues and operating expense categories.
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

Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries and bonuses, stock-based compensation and employee benefit costs. We allocate overhead, such as information technology costs, rent, and occupancy charges, in each expense category based on headcount in that category.
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
Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.
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
There have been no significant changes to our critical accounting policies and estimates during the three and six months ended December 31, 2024, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2024.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Subscription	$1,213,248	94%	$932,181	88%	$2,345,196	95%	$1,784,163	88%
Other	73,215	6	127,929	12	129,048	5	253,722	12
Total revenues	1,286,463	100	1,060,110	100	2,474,244	100	2,037,885	100
Cost of revenues	223,127	17	194,536	18	440,751	18	372,565	18
Gross profit	1,063,336	83	865,574	82	2,033,493	82	1,665,320	82
Operating expenses:
Research and development	680,213	53	536,779	51	1,283,314	52	1,018,517	50
Marketing and sales	271,894	21	220,513	21	524,287	21	414,080	20
General and administrative	168,708	13	157,344	15	315,349	13	300,654	15
Total operating expenses	1,120,815	87	914,636	87	2,122,950	86	1,733,251	85
Operating loss	(57,479)	(4)	(49,062)	(5)	(89,457)	(4)	(67,931)	(3)
Other expense, net	(7,999)	(1)	(4,639)	—	(27,431)	(1)	(12,974)	(1)
Interest income	25,586	2	22,593	2	54,150	2	47,819	2
Interest expense	(7,291)	(1)	(9,001)	(1)	(14,609)	(1)	(17,977)	(1)
Loss before income taxes	(47,183)	(4)	(40,109)	(4)	(77,347)	(4)	(51,063)	(3)
Provision for (benefit from) income taxes	(8,975)	(1)	44,360	4	84,630	3	65,289	3
Net loss	$(38,208)	(3)%	$(84,469)	(8)%	$(161,977)	(7)%	$(116,352)	(6)%

Three Months Ended December 31, 2024 and 2023
Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Subscription	$1,213,248	$932,181	$281,067	30%
Other	73,215	127,929	(54,714)	(43)
Total revenues	$1,286,463	$1,060,110	$226,353	21%
Total revenues increased $226.4 million, or 21%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the three months ended December 31, 2024, over 90% were attributable to sales to customer accounts existing on or before September 30, 2024.
Subscription revenues increased $281.1 million, or 30%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers, price increases, and migrations.
Other revenues decreased $54.7 million, or 43%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in other revenues was primarily attributable to a decrease of $66.2 million in maintenance revenue due to the end of support for our Server offerings.
Total revenues by deployment options were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cloud	$846,962	$653,210	$193,752	30%
Data Center	362,281	274,758	87,523	32
Server	—	69,173	(69,173)	(100)
Marketplace and other	77,220	62,969	14,251	23
Total revenues	$1,286,463	$1,060,110	$226,353	21%
Total revenues by geography were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Americas	$619,165	$514,434	$104,731	20%
EMEA	525,482	425,292	100,190	24
Asia Pacific	141,816	120,384	21,432	18
Total revenues	$1,286,463	$1,060,110	$226,353	21%
Cost of Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cost of revenues	$223,127	$194,536	$28,591	15%
Gross margin	83%	82%
Cost of revenues increased $28.6 million, or 15%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The overall increase was primarily attributable to an increase of $11.1 million in hosting fees paid to third-party providers, an increase of $7.4 million in compensation expense for employees (which includes an increase of $3.8 million in stock-based compensation), an increase of $4.0 million in software subscription costs and an increase of $3.1 million in amortization from acquired intangible assets.

Operating Expenses
Research and Development

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Research and development	$680,213	$536,779	$143,434	27%
Research and development expenses increased $143.4 million, or 27%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The overall increase was primarily attributable to an increase of $133.2 million in compensation expenses for employees (which includes an increase of $72.5 million in stock-based compensation).
Marketing and Sales

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Marketing and sales	$271,894	220,513	$51,381	23%
Marketing and sales expenses increased $51.4 million, or 23%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The overall increase was primarily attributable to an increase of $33.0 million in compensation expenses for employees (which includes an increase of $5.1 million in stock-based compensation), and an increase of $12.5 million in advertising and marketing event expenses.
General and Administrative

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
General and administrative	$168,708	157,344	$11,364	7%
General and administrative expenses increased $11.4 million, or 7%, in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The overall increase was primarily attributable to an increase of $13.6 million in compensation expense for employees (which includes an increase of $7.5 million in stock-based compensation).
Other Expense, net

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Other expense, net	$(7,999)	$(4,639)	$(3,360)	72%
Other expense, net increased $3.4 million, or 72%, in the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in other expense was primarily attributable to an increase of $2.0 million in contributions to the Atlassian Foundation, and an increase of $1.2 million in net loss related to strategic investments.
Interest Income

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest income	25,586	22,593	$2,993	13%
Interest income increased $3.0 million, or 13% in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.

Interest Expense

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest expense	$(7,291)	$(9,001)	$1,710	(19)%
Interest expense decreased $1.7 million, or 19% in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below) and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for (Benefit from) Income Taxes

	Three Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Provision for (benefit from) income taxes	$(8,975)	$44,360	$(53,335)	(120)%
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes decreased $53.3 million for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. The decrease was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 14, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of December 31, 2024, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.

Six Months Ended December 31, 2024 and 2023
Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Subscription	$2,345,196	$1,784,163	$561,033	31%
Other	129,048	253,722	(124,674)	(49)
Total revenues	$2,474,244	$2,037,885	$436,359	21%
Total revenues increased $436.4 million, or 21%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the six months ended December 31, 2024, over 90% was attributable to sales to customer accounts existing on or before June 30, 2024.
Subscription revenues increased $561.0 million, or 31%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers, migrations, and price increases.
Other revenues decreased $124.7 million, or 49%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The decrease in other revenues was primarily attributable to a decrease of $141.7 million in maintenance revenue due to the end of support for our Server offerings.
Total revenues by deployment options were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cloud	$1,639,268	$1,257,857	$381,411	30%
Data Center	697,875	517,701	180,174	35
Server	—	147,925	(147,925)	(100)
Marketplace and other	137,101	114,402	22,699	20
Total revenues	$2,474,244	$2,037,885	$436,359	21%
Total revenues by geography were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Americas	$1,203,664	$1,003,962	$199,702	20%
EMEA	994,751	803,298	191,453	24
Asia Pacific	275,829	230,625	45,204	20
Total revenues	$2,474,244	$2,037,885	$436,359	21%
Cost of Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Cost of revenues	$440,751	$372,565	$68,186	18%
Gross margin	82%	82%
Cost of revenues increased $68.2 million, or 18%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The overall increase was primarily attributable to an increase of $33.6 million in hosting fees paid to third-party providers, an increase of $13.5 million in compensation expense for employees (which includes an increase of $5.2 million in stock-based compensation), and an increase of $7.4 million in amortization from acquired intangible assets.

Operating Expenses
Research and Development

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Research and development	$1,283,314	$1,018,517	$264,797	26%
Research and development expenses increased $264.8 million, or 26%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The overall increase was primarily attributable to an increase of $239.0 million in compensation expenses for employees (which includes an increase of $115.5 million in stock-based compensation).
Marketing and Sales

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Marketing and sales	$524,287	$414,080	$110,207	27%
Marketing and sales expenses increased $110.2 million, or 27%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The overall increase was primarily attributable to an increase of $67.9 million in compensation expenses for employees (which includes an increase of $8.8 million in stock-based compensation), and an increase of $30.4 million in advertising and marketing event expenses.
General and Administrative

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
General and administrative	$315,349	$300,654	$14,695	5%
General and administrative expenses increased $14.7 million, or 5%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The overall increase was primarily attributable to an increase of $16.7 million in compensation expenses for employees (which includes an increase of $10.0 million in stock-based compensation).
Other Expense, net

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Other expense, net	$(27,431)	$(12,974)	$(14,457)	111%
Other expense, net increased $14.5 million, or 111% in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase was primarily attributable to an increase of $8.5 million in expense related to our share of loss from an equity method investment and an increase of $3.8 million in contributions to the Atlassian Foundation.
Interest Income

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest Income	$54,150	$47,819	$6,331	13%
Interest income increased $6.3 million, or 13% in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.

Interest Expense

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Interest expense	$(14,609)	$(17,977)	$3,368	(19)%
Interest expense decreased $3.4 million, or 19%, in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below), and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for (Benefit from) Income Taxes

	Six Months Ended December 31,
(in thousands, except percentage data)	2024	2023	$ Change	% Change
Provision for (benefit from) income taxes	$84,630	$65,289	$19,341	30%
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes increased $19.3 million for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023. The increase was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 14, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of December 31, 2024, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents totaling $2.2 billion, marketable securities totaling $251.6 million and accounts receivables totaling $695.7 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.

Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$432,397	$456,550
Net cash used in investing activities	(130,394)	(919,333)
Net cash used in financing activities	(255,994)	(180,152)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,492)	783
Net increase (decrease) in cash, cash equivalents, and restricted cash	$40,517	$(642,152)
Our primary source of cash is through collections from our customers. Our primary uses of cash from operating activities are general business expenses including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities decreased by $24.2 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The net decrease was primarily attributable to an increase in cash paid to employees and vendors, partially offset by an increase in cash received from customers.
Net cash used in investing activities decreased by $788.9 million during the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The net decrease was primarily attributable to a decrease in cash consideration paid for acquisitions, net of cash acquired of approximately $839.8 million, partially offset by an increase in net outflows of $37.1 million related to strategic investment activity.
Net cash used in financing activities increased by $75.8 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $85.2 million.
Material Cash Requirements
Debt
As of December 31, 2024, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029 and May 15, 2034, respectively. Interest on the Notes will be paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
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

During the three and six months ended December 31, 2024, we repurchased and subsequently retired approximately 0.4 million and 1.5 million shares of our Class A Common Stock for approximately $68.4 million and $252.3 million at an average price per share of $185.95 and $168.30, respectively. All repurchases were made in open market transactions. As of December 31, 2024, we were authorized to purchase a remaining $199.6 million and $1.5 billion of its Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.
Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space including obligations for leases that have not yet commenced. Refer to Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information.
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
As of December 31, 2024, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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

The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and six months ended December 31, 2024 and 2023 (in thousands, except percentage and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gross profit
GAAP gross profit	$1,063,336	$865,574	$2,033,493	$1,665,320
Plus: Stock-based compensation	23,031	19,213	41,245	36,034
Plus: Amortization of acquired intangible assets	10,130	7,056	20,246	12,828
Non-GAAP gross profit	$1,096,497	$891,843	$2,094,984	$1,714,182
Gross margin
GAAP gross margin	83%	82%	82%	82%
Plus: Stock-based compensation	1	2	2	2
Plus: Amortization of acquired intangible assets	1	—	1	—
Non-GAAP gross margin	85%	84%	85%	84%
Operating income
GAAP operating loss	$(57,479)	$(49,062)	$(89,457)	$(67,931)
Plus: Stock-based compensation	378,730	289,845	664,876	525,426
Plus: Amortization of acquired intangible assets	13,896	9,861	27,778	18,092
Non-GAAP operating income	$335,147	$250,644	$603,197	$475,587
Operating margin
GAAP operating margin	(4)%	(5)%	(4)%	(3)%
Plus: Stock-based compensation	29	28	27	25
Plus: Amortization of acquired intangible assets	1	1	1	1
Non-GAAP operating margin	26%	24%	24%	23%
Net income
GAAP net loss	$(38,208)	$(84,469)	$(161,977)	$(116,352)
Plus: Stock-based compensation	378,730	289,845	664,876	525,426
Plus: Amortization of acquired intangible assets	13,896	9,861	27,778	18,092
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	—	(1,378)
Adjustment for: Income tax (1)	(98,791)	(25,731)	(75,350)	(67,302)
Non-GAAP net income	$255,627	$189,506	$455,327	$358,486
Net income per share
GAAP net loss per share - diluted	$(0.15)	$(0.33)	$(0.62)	$(0.45)
Plus: Stock-based compensation	1.43	1.12	2.53	2.03
Plus: Amortization of acquired intangible assets	0.05	0.04	0.11	0.07
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	—	(0.01)
Adjustment for: Income tax (1)	(0.37)	(0.10)	(0.29)	(0.26)
Non-GAAP net income per share - diluted	$0.96	$0.73	$1.73	$1.38
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	261,147	258,601	260,812	258,254
Plus: Dilution from dilutive securities (2)	4,546	1,051	2,422	1,030
Weighted-average shares used in computing diluted non-GAAP net income per share	265,693	259,652	263,234	259,284
Free cash flow
GAAP net cash provided by operating activities	$351,905	$289,594	$432,397	$456,550
Less: Capital expenditures	(9,336)	(5,333)	(15,487)	(9,002)
Free cash flow	$342,569	$284,261	$416,910	$447,548

(1) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2025 and 2024, we determined the projected non-GAAP tax rate to be 26% and 27%, respectively. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and six months ended December 31, 2024 and 2023 because the effect would have been anti-dilutive.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While we do not believe the ultimate resolutions of these pending legal matters are likely to have a material adverse effect on our financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. For the periods presented, we have not recorded any liabilities as a result of the litigation or other legal proceedings in our condensed consolidated financial statements.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, intellectual property, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

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
We have experienced rapid growth in recent years and such growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products; increase in competition; challenges relating to collecting accounts receivable or collection periods; limitations on our ability to, or any decision not to, increase pricing, slower than anticipated adoption of or migration to our Cloud offerings; failure to capitalize on growth opportunities; contraction in our overall market; or impact from broader macroeconomic factors. Additionally, we ceased sales of new perpetual license Server offerings for our products in February 2021, and, subject to limited exceptions, ended maintenance and support for Server products in February 2024. Our revenue growth rates and profitability may be negatively impacted by Server customers that did not transition to our Cloud or Data Center offerings or Data Center customers that do not migrate to our Cloud offerings in the future. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
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

The extent to which global economic and geopolitical factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time. As a result of recent events, we saw the revenue growth from existing customers moderate and experienced volatility in the trading prices for our Class A Common Stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock. They could also heighten many of the other risks described in this “Risk Factors” section.
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
•the timing of customer renewals;
•challenges in collecting outstanding accounts receivable balances;
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
•general economic conditions, including inflationary pressures and interest rate policy, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, delay a prospective customer’s purchasing decisions, reduce the value of new license or subscription, or affect customer retention;
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
We have incorporated and expect to continue to incorporate AI and machine learning solutions, products and features, including generative AI solutions, products and features, into our products, platform, and business, which act on data-driven insights derived from both first and third-party applications. AI and machine learning solutions, products and features may become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions, products and features will enhance our products or services, produce intended results, or be beneficial to our business, including our efficiency or profitability, and we may fail to properly implement or market our AI and machine learning solutions, products and features. Our investments in AI solutions, products, and features have and may continue to negatively impact our operating margins until we are able to increase revenue enough to offset these investments. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. In addition, suppliers of the third-party AI models we use in our products and platform could terminate their relationship with us, be prohibited from offering certain models in jurisdictions where we operate or otherwise cease to make certain models available to us, or make certain models more expensive for us to use. Our ability to effectively implement and market our AI products, solutions and features will also depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with such skills and technical knowledge.
Additionally, our use of AI and machine learning technologies may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in utilizing AI and machine learning technologies, and in particular, generative AI technologies. For example, AI and machine learning algorithms may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those incorporated into our products and services. If the AI and machine learning tools incorporated into our products and platform, or the content generated by such tools, is harmful, biased, inaccurate, defamatory, discriminatory or controversial, our results of operations could suffer, including due to legal, competitive and reputational harm. Our customers may be less likely to utilize our AI and machine learning tools or may cease using our products or platform altogether. If we do not have sufficient rights to use the output of such AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy, rights of publicity, or other rights, or contracts to which we are a party.
In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, rights of publicity, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, rights of publicity, data security and data protection laws and regulations to such technologies or are implementing, or are considering implementing, general legal frameworks for the appropriate use of AI and machine learning. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.
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
Our business model is based in part on selling our products at prices lower than competing products from other commercial vendors. For example, we offer entry-level or free pricing for certain products for small teams at a price that typically does not require capital budget approval and is orders-of-magnitude less than the price of traditional enterprise software. As a result, our software is frequently purchased by first-time customers to solve specific problems and not as part of a strategic technology purchasing decision. We have historically increased, and will continue to increase, prices from time to time. As competitors enter the market with low cost or free alternatives to our products, it may become increasingly difficult for us to compete effectively and our ability to garner new customers could be harmed. Additionally, some customers may consider our products to be discretionary purchases, which can contribute to reduced demand for our offerings in times of economic uncertainty, inflation and interest rate increases. If we are unable to sell our software in high volume, across new and existing customers, our business, results of operations and financial condition could be harmed.
We may encounter challenges as we develop our enterprise sales force.
In recent years, we have focused on strategically growing our sales force to expand and deepen our relationships with our existing customers, particularly in the enterprise. As our sales force develops, we may encounter challenges in identifying, recruiting, training, and retaining a qualified sales force, and we expect this growth to require significant time, expense, and attention. Expanding our sales infrastructure also has impacts on our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses while maintaining positive free cash flow.
As our sales teams grow, we may face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services, and solutions, particularly because the decision to use our products, services, and solutions is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Since the sales cycles for our enterprise offerings are multi-phased and complex, it is often unpredictable when a given sales cycle will close. Our revenue from enterprise customers may be affected by longer-than-expected sales and implementation cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription plans entered into during previous quarters. Consequently, a decline in new or renewed licenses and subscriptions or any challenges relating to accounts receivable collections or collection periods in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of economic uncertainties may cause customers to request concessions, including better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may continue in the future to slow their rate of expansion or edition upgrades or reduce their number of licenses. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer agreements. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
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
In deploying and using our products, our customers depend on our product support teams to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also may be unable to modify the nature, scope and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a global and vast customer base, we need to be able to provide efficient product support that meets our customers’ needs globally at scale. The number of our customers has grown significantly and that has put additional pressure on our product support organization. End customers may also reach out to us requesting support for third-party apps sold on the Atlassian Marketplace. In order to meet these needs, we have relied in the past and will continue to rely on third-party vendors to fulfill requests about third-party apps and self-service product support to resolve common or frequently asked questions for Atlassian products, which supplement our customer support teams. If we are unable to provide efficient product support globally at scale, including through the use of third-party vendors and self-service support, our ability to grow our operations could be harmed and we may need to hire additional support personnel, which could harm our results of operations. Certain of our customers have in the past experienced outages across their use of our products and it is possible that similar incidents may occur in the future. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our products to existing and prospective customers, and our business, results of operations and financial condition.
If we are unable to develop and maintain successful relationships with our solution partners, our business, results of operations, and financial condition could be harmed.
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2024, we derived over 50% of our revenue from channel partners’ sales efforts. As of December 31, 2024, one solution partner represented more than 10% of our total accounts receivables.
Successfully managing our indirect channel distribution efforts is a complex process across the broad range of geographies where we do business or plan to do business. If any solution partners fail to pay us under the terms of our agreements, including any delays in payment, or we are otherwise unable to collect on our accounts receivable from these solution partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Additionally, our solution partners are independent businesses we do not control. Notwithstanding this independence, we still face legal risk and reputational harm from the activities of our solution partners including, but not limited to, export control violations, workplace conditions, corruption, and anti-competitive behavior.
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
Our reputation could also be adversely impacted by, among other things, any failure or perceived failure in our social and environmental practices, public pressure from investors or policy groups to change our policies, or customer perceptions of our marketing efforts, sponsorship arrangements, social media or any statements made by us, our executives and employees, agents or other third parties. Our sponsorship relationships and partnerships may also subject us to negative publicity as result of any actual or alleged conduct by, or consumers’ perceptions of, our partners or individuals and entities associated with such organizations, which could have an adverse effect on our reputation and brand.
Our sponsorship relationships and partnerships and the general promotion of our brand requires us to make substantial expenditures. We anticipate that these expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our solution partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract new customers, any of which could harm our business, results of operations, and financial condition.
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
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is disclosed without authorization, accessed by unauthorized persons, lost or deleted, or otherwise impacted by a security breach. There may be additional regulations regarding security of such data in the future. Additionally, we may need to notify customers, governmental authorities and/or other affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to customers, governmental authorities, and/or other individuals whose personal information has been impacted by a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
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
If our products and websites are unavailable, if our users are unable to access our products within a reasonable amount of time, or at all, or if our information technology systems for our business operations experience disruptions, delays or deficiencies, our business could be harmed. We may be subject to regulations that require us to report extended services outages to governmental authorities and customers. Moreover, we provide service level commitments under certain of our paid customer cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, we have in the past incurred costs associated with offering service level credits and other concessions to certain customers that experienced outages across their use of our products. It is possible that large-scale outages in the future could materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
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
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, U.S. state data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. In the European Economic Area (“EEA”) and the UK, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR,” and, together with the EU GDPR, the “GDPR”), impose comprehensive obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers, in relation to our collection, processing, sharing, disclosure and other use of personal data. Data privacy laws and regulations around the globe continue to evolve, and as various jurisdictions introduce similar legislation or regulation, we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our products, and adversely affect our business and results of operations.
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
We monitor the regulatory, judicial and legislative environment and have invested in addressing these developments. These new laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance. As one example of such a regulatory development, the Digital Services Act (“DSA”) in the EU came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on our platform, traceability of business users, and enhanced transparency measures, and failure to comply can result in fines of up to 6% of total annual worldwide turnover. In addition, changes to penalties, fines and action related to data breaches could impact our potential liability exposure. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of technology regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy.
Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the European Economic Area (“EEA”) to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws, may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the first such framework has entered into force in the EU; several others have been passed in various jurisdictions.
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
New laws, guidance or decisions related to AI, as well as the related increased regulatory scrutiny in recent years, may limit our ability to use our AI solutions, products and features, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs or hinder our ability to improve our services. While the GDPR already provides for transparency obligations and the imposition of safeguards where automated decision-making is used in certain circumstances, a number of U.S. state data privacy laws that have recently passed and/or gone into effect similarly impose transparency obligations and provide the right for data subjects to opt-out of profiling that will have legal or similarly significant effects. As these laws continue to evolve, we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our products, and adversely affect our business and results of operations.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. We have received, and may receive in the future, communications and lawsuits from third parties, including practicing entities and non-practicing entities, claiming that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Furthermore, the intellectual property ownership and license rights, including copyright, surrounding AI technologies and the data used for training such technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or license payments, prevent us from offering our products or using certain technologies, require us to implement expensive workarounds, refund fees to customers or require that we comply with other unfavorable terms. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims or litigation and to obtain licenses, modify our products or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business.

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
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of revenue for our products, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit. For example, during periods of higher interest rates, as has occurred in recent years in the U.S. and other regions, debt financing may become more expensive. Our current Credit Facility and the indenture governing our Senior Notes (each defined below) contain certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian. Any new equity or debt securities we issue could also have rights, preferences and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Senior Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “Credit Facility”). As of December 31, 2024, we had no outstanding revolving loans under the Credit Facility.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for (benefit from) income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, during fiscal year 2024, we entered into a unilateral advanced pricing arrangement with the Australian Tax Office in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. We will continue to pursue advanced pricing arrangements in Australia and other jurisdictions to proactively manage and mitigate the risk of transfer pricing disputes with tax authorities. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules will apply to us beginning in fiscal year 2025. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position
Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws, regulations and taxation officer interpretations. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.
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

Investors’ and others’ expectations and scrutiny of our performance relating to environmental, social and governance efforts may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, regulators, customers, employees, other stakeholders concerning environmental, social and governance matters (“ESG”). Any failure to meet the ESG standards set by various constituencies may damage our reputation or otherwise harm our business or financial condition.
As ESG best practices and reporting standards continue to develop, we expect to incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. In recent years, there has been a proliferation of climate and other ESG disclosure requirements at the local, national and international levels, which have required and will continue to require significant time, effort and resources in order to comply with differing requirements. If our ESG practices and reporting fail to meet such requirements, we may be exposed to risks of government or regulatory enforcement or liability. We voluntarily publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. If our competitors’ ESG performance is perceived to be better than ours, potential or current investors or other stakeholders may elect to engage with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected. Alternatively, any negative perceptions of our pursuit of any ESG or diversity, equity, and inclusion initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of December 31, 2024, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 86% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•general economic conditions and macroeconomic factors, such as inflationary pressures, recession or financial institution instability; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, or incidents of terrorism or war, such as in the Middle East and Ukraine, as well as responses to any of these events
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In February 2023, a purported securities class action complaint was filed against us and certain of our officers in U.S. federal court. This case has been dismissed, but it is possible there could be other securities litigation in the future that subjects us to substantial costs, diverts resources and the attention of management from operating our business, and harms our business, results of operations and financial condition.
Substantial future sales of our common stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2024, we had 163,081,602 outstanding shares of Class A Common Stock and 98,977,705 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”) contains, provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:
•a dual-class structure which provides our holders of Class B Common Stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if such holders own significantly less than a majority of the shares of our total outstanding stock;
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
•impacts of pandemics or public health emergencies;
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
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer, effective January 1, 2025. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, we recognize that there are inherent climate related risks wherever business is conducted. Climate-related events, including but not limited to the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S., Australia and elsewhere, have the potential to disrupt our businesses, our employees, our third-party suppliers, and/or the business of our customers, and may cause us to experience extended product downtimes, higher attrition, and losses and additional costs to maintain and resume operations. Furthermore, failure to achieve or advance towards our public sustainability commitments and objectives regarding climate action may have an adverse effect on our standing with investors, suppliers, and customers, as well as on our financial results and our capacity to attract and retain skilled individuals. In addition, any negative perceptions of our pursuit of climate action sustainability initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended December 31, 2024 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2024	325	$180.58	325	$1,709,341
November 2024	33	221.20	33	1,701,956
December 2024	10	244.06	10	1,699,581
Total	368		368
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
On November 27, 2024, Rajeev Rajan, the Company’s Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 26,328 shares of the Company’s Class A Common Stock, (ii) up to 55% shares of the Company’s Class A Common Stock issued upon the settlement of 16,142 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, (iii) up to 65% of the shares of the Company’s Class A Common Stock issued upon the settlement of 64,564 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, and (iv) up to 65% of the shares of the Company’s Class A Common Stock issued upon the settlement of any future RSUs awarded during the plan period, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, in each case pursuant to the terms of the plan and until March 2, 2026.
On December 4, 2024, Anu Bharadwaj, the Company’s President, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for (i) the sale of up to 19,005 shares of the Company’s Class A Common Stock and (ii) gift transfers of up to 2,715 shares of the Company’s Class A Common Stock, in each case pursuant to the terms of the plan and until March 20, 2026.

On December 5, 2024, Gene Liu, the Company’s Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,342 shares of the Company’s Class A Common Stock pursuant to the terms of the plan, until March 5, 2026.
On December 6, 2024, Heather Fernandez, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,200 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until March 31, 2026.

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

ATLASSIAN CORPORATION

Date: January 31, 2025	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)