Form 10-Q
period 2025-03-31
Atlassian Corp
filed 2025-05-02
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 25, 2025, there were 165,244,900 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 97,260,937 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$2,660,859	$2,176,930
Marketable securities	313,592	161,973
Accounts receivable, net	642,036	628,049
Prepaid expenses and other current assets	158,728	109,312
Total current assets	3,775,215	3,076,264
Non-current assets:
Property and equipment, net	93,003	86,315
Operating lease right-of-use assets	164,322	172,468
Strategic investments	217,304	223,221
Intangible assets, net	258,682	299,057
Goodwill	1,292,942	1,288,756
Deferred tax assets	5,515	3,934
Other non-current assets	76,733	62,118
Total assets	$5,883,716	$5,212,133
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$192,915	$177,545
Accrued expenses and other current liabilities	661,036	577,359
Deferred revenue, current portion	2,092,287	1,806,269
Operating lease liabilities, current portion	44,645	48,953
Total current liabilities	2,990,883	2,610,126
Non-current liabilities:
Deferred revenue, net of current portion	275,916	308,467
Operating lease liabilities, net of current portion	198,723	214,474
Long-term debt	987,232	985,911
Deferred tax liabilities	20,433	20,387
Other non-current liabilities	41,607	39,917
Total liabilities	4,514,794	4,179,282
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 165,150,665 and 159,544,123 issued and outstanding at March 31, 2025 and June 30, 2024, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 98,008,049 and 101,012,393 issued and outstanding at March 31, 2025 and June 30, 2024, respectively	1	1
Additional paid-in capital	5,223,786	4,212,064
Accumulated other comprehensive income (loss)	(26,355)	25,300
Accumulated deficit	(3,828,512)	(3,204,516)
Total stockholders’ equity	1,368,922	1,032,851
Total liabilities and stockholders’ equity	$5,883,716	$5,212,133
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Subscription	$1,272,876	$1,071,355	$3,618,072	$2,855,518
Other	83,840	117,773	212,888	371,495
Total revenues	1,356,716	1,189,128	3,830,960	3,227,013
Cost of revenues (1) (2)	219,675	213,425	660,426	585,990
Gross profit	1,137,041	975,703	3,170,534	2,641,023
Operating expenses:
Research and development (1) (2)	685,320	576,490	1,968,634	1,595,007
Marketing and sales (1) (2)	295,832	223,814	820,119	637,894
General and administrative (1)	168,345	157,595	483,694	458,249
Total operating expenses	1,149,497	957,899	3,272,447	2,691,150
Operating income (loss)	(12,456)	17,804	(101,913)	(50,127)
Other expense, net	(14,861)	(10,990)	(42,292)	(23,964)
Interest income	27,767	21,414	81,917	69,233
Interest expense	(7,804)	(8,453)	(22,413)	(26,430)
Income (loss) before income taxes	(7,354)	19,775	(84,701)	(31,288)
Provision for income taxes	(63,453)	(7,023)	(148,083)	(72,312)
Net income (loss)	$(70,807)	$12,752	$(232,784)	$(103,600)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$(0.27)	$0.05	$(0.89)	$(0.40)
Diluted	$(0.27)	$0.05	$(0.89)	$(0.40)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	262,671	259,717	261,423	258,738
Diluted	262,671	261,778	261,423	258,738
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$20,980	$17,840	$62,225	$53,874
Research and development	240,847	190,322	694,570	528,587
Marketing and sales	43,071	33,383	122,323	103,832
General and administrative	41,944	40,974	132,600	121,652
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$10,131	$12,454	$30,377	$25,282
Research and development	94	94	281	281
Marketing and sales	3,672	3,646	11,017	8,723
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$(70,807)	$12,752	$(232,784)	$(103,600)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	3,569	(4,525)	(4,270)	(3,030)
Net change in unrealized gain (loss) on marketable and privately held debt securities	456	(191)	1,069	(160)
Net gain (loss) on cash flow hedging derivative instruments	8,237	(20,181)	(48,454)	(17,045)
Other comprehensive income (loss), before tax	12,262	(24,897)	(51,655)	(20,235)
Income tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	12,262	(24,897)	(51,655)	(20,235)
Total comprehensive income (loss), net of tax	$(58,545)	$(12,145)	$(284,439)	$(123,835)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555
Common stock issued	1,722	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	969	—	(969)	—	—	—	—	—
Stock-based compensation	—	—	—	—	346,842	—	—	346,842
Repurchases of Class A Common Stock	(609)	—	—	—	—	—	(138,930)	(138,930)
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,262	—	12,262
Net loss	—	—	—	—	—	—	(70,807)	(70,807)
Balance at March 31, 2025	165,060	$2	98,008	$1	$5,223,786	$(26,355)	$(3,828,512)	$1,368,922

	Three Months Ended March 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	156,057	$2	103,047	$1	$3,656,057	$38,664	$(2,789,801)	$904,923
Common stock issued	1,296	—	—	—	1	—	—	1
Conversion from Class B Common Stock to Class A Common Stock	2,035	—	(2,035)	—	—	—	—	—
Stock-based compensation	—	—	—	—	282,519	—	—	282,519
Repurchases of Class A Common Stock	(206)	—	—	—	—	—	(41,127)	(41,127)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,897)	—	(24,897)
Net income	—	—	—	—	—	—	12,752	12,752
Balance at March 31, 2024	159,182	$2	101,012	$1	$3,938,577	$13,767	$(2,818,176)	$1,134,171

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Nine Months Ended March 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	4,776	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	3,004	—	(3,004)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,011,718	—	—	1,011,718
Repurchases of Class A Common Stock	(2,108)	—	—	—	—	—	(391,212)	(391,212)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(51,655)		(51,655)
Net loss	—	—	—	—	—	—	(232,784)	(232,784)
Balance at March 31, 2025	165,060	$2	98,008	$1	$5,223,786	$(26,355)	$(3,828,512)	$1,368,922

	Nine Months Ended March 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	3,718	—	—	—	1	—	—	1
Conversion from Class B Common Stock to Class A Common Stock	4,112	—	(4,112)	—	—	—	—	—
Stock-based compensation	—	—	—	—	807,945	—	—	807,945
Repurchases of Class A Common Stock	(1,085)	—	—	—	—	—	(204,612)	(204,612)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20,235)	—	(20,235)
Net loss	—	—	—	—	—	—	(103,600)	(103,600)
Balance at March 31, 2024	159,182	$2	101,012	$1	$3,938,577	$13,767	$(2,818,176)	$1,134,171
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cash flows from operating activities:
Net income (loss)	$(70,807)	$12,752	$(232,784)	$(103,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,178	23,464	69,154	55,560
Stock-based compensation	346,842	282,519	1,011,718	807,945
Deferred income taxes	1,746	3,207	(1,183)	(98)
Amortization of interest rate swap contracts	(6,337)	—	(20,357)	—
Net loss on strategic investments	6,643	4,060	24,546	11,750
Net foreign currency loss (gain)	(5,169)	(2,276)	(7,750)	142
Other	(264)	412	(241)	(680)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	53,770	(119,819)	(13,955)	(166,494)
Prepaid expenses and other assets	(294)	(35,986)	(65,967)	(59,528)
Accounts payable	(93)	28,227	14,626	28,850
Accrued expenses and other liabilities	131,508	67,149	53,804	54,958
Deferred revenue	171,958	301,681	253,467	393,135
Net cash provided by operating activities	652,681	565,390	1,085,078	1,021,940
Cash flows from investing activities:
Business combinations, net of cash acquired	(994)	—	(5,969)	(844,727)
Purchases of property and equipment	(14,366)	(10,520)	(29,853)	(19,522)
Purchases of strategic investments	(1,100)	(4,250)	(26,650)	(8,250)
Purchases of marketable securities	(116,716)	(74,544)	(277,039)	(213,690)
Proceeds from maturities of marketable securities	53,584	63,000	125,212	79,150
Proceeds from sales of marketable securities and strategic investments	2,622	—	6,935	61,392
Net cash used in investing activities	(76,970)	(26,314)	(207,364)	(945,647)
Cash flows from financing activities:
Principal payments of term loan facility	—	(12,500)	—	(25,000)
Repurchases of Class A Common Stock	(134,305)	(35,377)	(387,156)	(203,029)
Other	—	—	(3,143)	—
Net cash used in financing activities	(134,305)	(47,877)	(390,299)	(228,029)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,783	(2,769)	(3,709)	(1,986)
Net increase (decrease) in cash, cash equivalents, and restricted cash	443,189	488,430	483,706	(153,722)
Cash, cash equivalents, and restricted cash at beginning of period	2,218,639	1,461,763	2,178,122	2,103,915
Cash, cash equivalents, and restricted cash at end of period	$2,661,828	$1,950,193	$2,661,828	$1,950,193

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$2,660,859	$1,948,978	$2,660,859	$1,948,978
Restricted cash included in other non-current assets	969	1,215	969	1,215
Total cash, cash equivalents, and restricted cash	$2,661,828	$1,950,193	$2,661,828	$1,950,193
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	5,645	1,510	5,645	1,510
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	7,000	5,750	7,000	5,750
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. Through a portfolio of interconnected products with discrete value propositions that are powered by the Atlassian platform and data model, Atlassian gives all teams the right teamwork foundations so they can plan and track work, align on goals, and unleash knowledge across the organization. The Company’s primary products include Jira for planning and project management, Confluence for content creation and sharing, Jira Service Management for team service, management and support applications.
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended March 31, 2025 and 2024.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of March 31, 2025 and June 30, 2024, no customer represented more than 10% of the total accounts receivable balance. For the three and nine months ended March 31, 2025 and 2024, no customer represented more than 10% of total revenues.
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
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,983,133	$—	$1,983,133
U.S. treasury securities	—	9,975	9,975
Marketable securities:
U.S. treasury securities	—	116,256	116,256
Agency securities	—	3,226	3,226
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	11,702	11,702
Corporate debt securities	—	172,408	172,408
Derivative financial instruments	—	5,194	5,194
Total assets measured at fair value	$1,983,133	$328,761	$2,311,894

Liabilities measured at fair value
Derivative financial instruments	$—	$23,518	$23,518
Total liabilities measured at fair value	$—	$23,518	$23,518
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $166.5 million and $148.7 million as of March 31, 2025 and June 30, 2024, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of March 31, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$115,892	$391	$(27)	$116,256
Agency securities	3,196	30	—	3,226
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	11,704	—	(2)	11,702
Corporate debt securities	171,916	507	(15)	172,408
Total marketable securities	$312,708	$928	$(44)	$313,592
The Company’s investments of marketable securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$52,570	$30	$(83)	$52,517
Agency securities	3,194	5	—	3,199
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	20,010	—	—	20,010
Corporate debt securities	76,386	7	(146)	76,247
Total marketable securities	$162,160	$42	$(229)	$161,973
The table below summarizes the Company’s marketable securities by remaining contractual maturity (in thousands):

	March 31, 2025	June 30, 2024
Due in one year or less	$149,532	$101,543
Due in one year through five years	164,060	60,430
Total marketable securities	$313,592	$161,973
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2025, and June 30, 2024, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of March 31, 2025, consisted of the following (in thousands):

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
The carrying values for privately held equity securities as of March 31, 2025 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$165,952
Cumulative net losses	(3,458)
Carrying value	$162,494
Privately held equity securities’ cumulative net losses are comprised of downward adjustments and impairment charges of $8.5 million and upward adjustments of $5.0 million as of March 31, 2025.
The carrying values for privately held equity securities as of June 30, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$147,752
Cumulative net losses	(2,491)
Carrying value	$145,261
Privately held equity securities’ cumulative net losses are comprised of downward adjustments and impairment charges of $7.5 million and upward adjustments of $5.0 million as of June 30, 2024.

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Unrealized gains recognized on privately held equity securities	—	940	—	940
Unrealized losses recognized on privately held equity securities including impairment	$(967)	$—	$(967)	$(1,442)
Unrealized losses on privately held debt securities	—	(500)	—	(500)
Unrealized gains (losses), net	$(967)	$440	$(967)	$(1,002)
Realized gains recognized on sales of publicly traded equity securities	—	—	—	515
Realized losses recognized on privately held equity securities	(500)	—	(3,145)	—
Gains (losses) on strategic investments, net	$(1,467)	$440	$(4,112)	$(487)
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$(967)	$940	$(967)	$(502)
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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2024 and the nine months ended March 31, 2025 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(11,262)
Effect of change in exchange rates	336
Balance as of June 30, 2024	74,510
Share of losses	(20,434)
Effect of change in exchange rates	(3,266)
Balance as of March 31, 2025	$50,810
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.

The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of March 31, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$867,773	$54,980	$922,753	$636,479	$286,274	$922,753
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$837,182	$71,701	$908,883	$651,303	$257,580	$908,883
The fair value of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	March 31, 2025	June 30, 2024
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$895	$8,255
Foreign exchange forward contracts	Other non-current assets	596	867
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	3,703	170
Total derivative assets		$5,194	$9,292

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$21,454	$1,197
Foreign exchange forward contracts	Other non-current liabilities	216	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	1,848	497
Total derivative liabilities		$23,518	$1,701

The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Beginning balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$(15,267)	$51,306	$41,424	$48,170
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	5,676	(12,979)	(34,176)	(3,636)
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	1,203	(152)	1,192	824
Recognized in research and development	5,977	942	3,488	6,144
Recognized in marketing and sales	505	(159)	514	742
Recognized in general and administrative	1,213	(327)	885	1,452
Recognized in interest expense	(6,337)	(7,506)	(20,357)	(22,571)
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$(7,030)	$31,125	$(7,030)	$31,125
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Equipment	$13,306	$11,200
Computer hardware and software	52,157	40,824
Furniture and fittings	24,756	25,172
Leasehold improvements and other	152,277	137,944
Property and equipment, gross	242,496	215,140
Less: accumulated depreciation and impairment	(149,493)	(128,825)
Property and equipment, net	$93,003	$86,315
Depreciation expense was $9.3 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively and $27.5 million and $21.3 million for the nine months ended March 31, 2025 and 2024, respectively.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2024	$1,288,756
Additions	3,700
Effect of change in exchange rates	486
Balance as of March 31, 2025	$1,292,942
During the first quarter of fiscal year 2025 the Company completed an acquisition to expand the Company’s product and service offerings. The transaction was accounted for as a business combination and was not significant to the condensed consolidated financial statements.

On November 30, 2023, the Company acquired Loom, Inc. The fair values assigned to assets acquired and liabilities assumed have been finalized and there were no measurement period adjustments recorded during the nine months ended March 31, 2025.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024	Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	$466,932	$469,752	5
Patents, trade names, and other rights	70,928	70,928	6
Customer relationships	135,687	135,687	3
Intangible assets, gross	673,547	676,367
Less: accumulated amortization	(414,865)	(377,310)
Intangible assets, net	$258,682	$299,057
Amortization expense for intangible assets was approximately $13.9 million and $16.2 million for the three months ended March 31, 2025 and 2024, respectively and $41.7 million and $34.3 million for the nine months ended March 31, 2025 and 2024, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of March 31, 2025 (in thousands):

Fiscal Years:
Remainder of 2025	$13,842
2026	53,030
2027	47,861
2028	45,634
2029	40,128
Thereafter	58,187
Total future amortization expense	$258,682
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	June 30, 2024
Accrued expenses	$194,581	$149,046
Employee benefits	311,599	332,518
Tax liabilities	91,489	55,203
Customer deposits	15,427	19,279
Derivative liabilities	23,302	1,694
Other payables	24,638	19,619
Total accrued expenses and other current liabilities	$661,036	$577,359
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
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2025, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of March 31, 2025, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	March 31, 2025	June 30, 2024
2029 Notes	4.1	5.250%	5.55%	$500,000	$500,000
2034 Notes	9.1	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(12,768)	(14,089)
Long-term debt				$987,232	$985,911
The total estimated fair value of the Notes was approximately $1.0 billion as of March 31, 2025 and June 30, 2024. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform and other services. These commitments are non-cancellable and expire within one to four years as disclosed in Note 12, “Commitments and Contingencies” of its Annual Report on Form 10-K for fiscal year 2024. During the nine months ended March 31, 2025, the Company entered into additional non-cancelable purchase commitments of approximately $157.3 million which expire within two to three years.

Operating Leases
There were no material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases including obligations for leases that have not yet commenced disclosed in Note 10, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2024.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs	$10,982	$10,462	$32,557	$31,068
Right-of-use assets obtained in exchange for new operating lease liabilities	$248	$1,313	$21,037	$23,265
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
As of March 31, 2025, approximately $2.9 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 78% of these remaining performance obligations over the next 12 months with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s products or services are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Americas
United States	$549,624	$492,382	$1,593,247	$1,364,195
Other Americas	87,692	72,005	247,733	204,154
Total Americas	637,316	564,387	1,840,980	1,568,349
Total EMEA
Germany	150,441	135,860	400,234	331,582
Other EMEA	421,112	364,145	1,166,070	971,721
Total EMEA	571,553	500,005	1,566,304	1,303,303
Asia Pacific	147,847	124,736	423,676	355,361
Total revenues	$1,356,716	$1,189,128	$3,830,960	$3,227,013
The Company’s revenues by deployment options are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cloud	$880,429	$703,036	$2,519,697	$1,960,893
Data Center	388,516	364,134	1,086,391	881,835
Server	—	29,720	—	177,645
Marketplace and other	87,771	92,238	224,872	206,640
Total revenues	$1,356,716	$1,189,128	$3,830,960	$3,227,013
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
The revenues from Server offerings for the three and nine months ended March 31, 2024 consisted of only revenue from maintenance services for the Company’s Server offerings as the Company was no longer selling perpetual licenses for its Server offerings. The Company generally ended maintenance for Server offerings in February 2024. Revenue related to Server offerings is included in Other revenues within the Company’s condensed consolidated statements of operations.
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts which are refundable. The changes in the balances of deferred revenue are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning of period	$2,196,245	$1,653,883	$2,114,736	$1,545,479
Additions	1,528,674	1,490,810	4,084,427	3,637,099
Revenue	(1,356,716)	(1,189,128)	(3,830,960)	(3,227,013)
Balance, end of period	$2,368,203	$1,955,565	$2,368,203	$1,955,565

For the three months ended March 31, 2025 and 2024, approximately 25% and 21% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the nine months ended March 31, 2025 and 2024, approximately 42% and 38% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning of period	$97,251	$69,103	$79,711	$53,604
Additions	17,462	9,613	53,525	36,092
Amortization expense	(10,296)	(6,875)	(28,819)	(17,855)
Balance, end of period	$104,417	$71,841	$104,417	$71,841
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$40,164	$25,861
Other non-current assets			64,253	45,980
Total			$104,417	$71,841
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
12. Stockholders’ Equity
Stock-based Compensation
A summary of restricted stock unit (“RSU”) activity for the nine months ended March 31, 2025 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2024	12,696,964	$213.13	$2,245,839
Granted	11,397,712	177.17	—
Vested	(4,704,388)	208.07	1,155,066
Forfeited or cancelled	(1,700,378)	198.30	—
Balance as of March 31, 2025	17,689,910	$191.87	$3,753,976
As of March 31, 2025, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.6 billion.
During the nine months ended March 31, 2025, the Company did not grant any shares of restricted stock awards (“RSA”). During the nine months ended March 31, 2024, the Company granted 301,751 shares of RSA. As of March 31, 2025 and June 30, 2024, there were 91,178 and 156,856 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA were $19.3 million and $27.7 million as of March 31, 2025 and June 30, 2024, respectively.
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
During the three and nine months ended March 31, 2025, the Company repurchased and subsequently retired approximately 0.6 million and 2.1 million shares of its Class A Common Stock for approximately $138.9 million and $391.2 million at an average price per share of $228.05 and $185.57, respectively. All repurchases were made in open market transactions. As of March 31, 2025, the Company was authorized to purchase a remaining $60.7 million and $1.5 billion of its Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$(44,384)	$(26,423)	$7,743	$5,009	$(144,622)	$(88,162)	$(62,334)	$(41,266)
Denominator:
Weighted-average shares outstanding	164,652	98,019	157,710	102,007	162,415	99,008	155,676	103,062
Net income (loss) per share, basic	$(0.27)	$(0.27)	$0.05	$0.05	$(0.89)	$(0.89)	$(0.40)	$(0.40)
Net income (loss) per share, diluted
Numerator:
Net income (loss)	$(44,384)	$(26,423)	$7,743	$5,009	$(144,622)	$(88,162)	$(62,334)	$(41,266)
Reallocation of undistributed earnings as a result of conversion of shares of Class B Common Stock to Class A Common Stock		—	5,009	—	—	—	—	—
Reallocation of undistributed earnings	—	—	—	(40)	—	—	—	—
Net income (loss) for net income (loss) per share, diluted	$(44,384)	$(26,423)	$12,752	$4,969	$(144,622)	$(88,162)	$(62,334)	$(41,266)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	164,652	98,019	157,710	102,007	162,415	99,008	155,676	103,062
Conversion of shares of Class B Common Stock to Class A Common Stock outstanding		—	102,007	—	—	—	—	—
RSA	—	—	300	—	—	—	—	—
Dilution from dilutive securities	—	—	1,761	—	—	—	—	—
Weighted-average shares used in computation net income (loss) per share, diluted	164,652	98,019	261,778	102,007	162,415	99,008	155,676	103,062
Net income (loss) per share, diluted	$(0.27)	$(0.27)	$0.05	$0.05	$(0.89)	$(0.89)	$(0.40)	$(0.40)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Class A Common Stock restricted stock units	6,522	4,285	7,906	7,541
Class A Common Stock restricted stock awards	32	—	33	22
Total	6,554	4,285	7,939	7,563

14. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusts the provision for income taxes for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s relative proportion of domestic and foreign earnings, current cash taxes in jurisdictions with valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax provision of $63.5 million and $148.1 million for the three and nine months ended March 31, 2025, respectively, as compared to an income tax provision of $7.0 million and $72.3 million for the three and nine months ended March 31, 2024, respectively. The income tax provision for the three and nine months ended March 31, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The income tax provision for the three and nine months ended March 31, 2024 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of March 31, 2025, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

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
The Atlassian System of Work is our philosophy of how technology-driven organizations should work, connecting technology and business teams to accelerate progress and maximize team impact. Through a portfolio of interconnected products with discrete value propositions that are powered by the Atlassian platform and data model, the Atlassian System of Work helps customers of any size align work to goals, plan and track work, and unleash their organization's collective knowledge.
Our primary products include Jira for planning and project management, Confluence for content creation and sharing, and Jira Service Management for team service, management and support applications. Together, our connected portfolio of products form integrated solutions and, when deployed in the cloud, provide customers all the benefits of analytics, automation, and AI apps and agents with Rovo, along with integrations with thousands of third-party apps as a solution that is deeply entrenched in how teams collaborate and how organizations run. The Atlassian platform is the common technology foundation for our products that drives connection between teams, information, and workflows. It allows work to flow seamlessly across tools, automates the mundane so teams can focus on what matters, and enables better decision-making based on the data customers choose to put into our products.
Our mission is possible with a deep investment in product development to create and refine innovative, high-value, and versatile products that users love. We make our products affordable for organizations of all sizes and transparently share our pricing online for most of our products. We aim to grow our customer base, targeting organizations of all sizes, in every industry, and in most geographies, and strategically expand our relationships with customers over time, including with our dedicated sales team. This product-led philosophy enables us to go to market in a unique and efficient way. To land new customers, we’ve engineered a low-friction flywheel with an emphasis on self-service, making it easy to try and get value first and foremost. This allows us to operate at an unusual scale for an enterprise software company, with customers across virtually every industry sector in approximately 200 countries and territories as of March 31, 2025. Our customers range from small organizations that have adopted one of our products for a small group of users, to over eighty percent of the Fortune 500, many of which use a combination of our products across thousands of users. By designing our products to be simple, powerful, affordable, and easy to adopt, we generate demand through word-of-mouth and viral expansion within organizations, allowing our sales force to focus primarily on expanding and deepening strategic relationships with existing customers, particularly in the enterprise.

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
Economic Conditions
Our results of operations may vary based on the impact of changes in the global economy on us or our customers. Our business depends on demand for business software applications generally and for collaboration software solutions in particular. We are subject to risks and exposures from the evolving macroeconomic environment, inflationary pressures, interest rate policy, changes in trade policies, political instability, and geopolitical tensions. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The extent to which these risks ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time.
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
As of March 31, 2025, we had more than 300,000 customers. If we include single user accounts and organizations who have only adopted our free or starter products, the active use of our products extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Number of customers with greater than $10,000 in Cloud ARR	44,336	45,842	46,844	49,449	50,715
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$652,681	$565,390	$1,085,078	$1,021,940
Less: Capital expenditures	(14,366)	(10,520)	(29,853)	(19,522)
Free cash flow	$638,315	$554,870	$1,055,225	$1,002,418
Free cash flow increased by $83.4 million and $52.8 million during the three months and nine months ended March 31, 2025 as compared to the three months and nine months ended March 31, 2024, respectively. In both periods the increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, a decrease in cash paid for income taxes, partially offset by an increase in cash paid to employees and vendors.
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
There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2024.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription	$1,272,876	94%	$1,071,355	91%	$3,618,072	94%	$2,855,518	89%
Other	83,840	6	117,773	9	212,888	6	371,495	11
Total revenues	1,356,716	100	1,189,128	100	3,830,960	100	3,227,013	100
Cost of revenues	219,675	16	213,425	18	660,426	17	585,990	18
Gross profit	1,137,041	84	975,703	82	3,170,534	83	2,641,023	82
Operating expenses:
Research and development	685,320	51	576,490	49	1,968,634	51	1,595,007	49
Marketing and sales	295,832	22	223,814	19	820,119	21	637,894	20
General and administrative	168,345	12	157,595	13	483,694	13	458,249	14
Total operating expenses	1,149,497	85	957,899	81	3,272,447	85	2,691,150	83
Operating income (loss)	(12,456)	(1)	17,804	1	(101,913)	(2)	(50,127)	(1)
Other expense, net	(14,861)	(1)	(10,990)	(1)	(42,292)	(1)	(23,964)	(1)
Interest income	27,767	2	21,414	2	81,917	2	69,233	2
Interest expense	(7,804)	(1)	(8,453)	—	(22,413)	(1)	(26,430)	(1)
Income (loss) before income taxes	(7,354)	(1)	19,775	2	(84,701)	(2)	(31,288)	(1)
Provision for income taxes	(63,453)	(4)	(7,023)	(1)	(148,083)	(4)	(72,312)	(2)
Net income (loss)	$(70,807)	(5)%	$12,752	1%	$(232,784)	(6)%	$(103,600)	(3)%

Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$1,272,876	$1,071,355	$201,521	19%
Other	83,840	117,773	(33,933)	(29)
Total revenues	$1,356,716	$1,189,128	$167,588	14%
Total revenues increased $167.6 million, or 14%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the three months ended March 31, 2025, over 90% were attributable to sales to customer accounts existing on or before December 31, 2024.
Subscription revenues increased $201.5 million, or 19%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues decreased $33.9 million, or 29%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in other revenues was primarily attributable to a decrease of $27.8 million in maintenance revenue due to the end of support for our Server offerings.
Total revenues by deployment options were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$880,429	$703,036	$177,393	25%
Data Center	388,516	364,134	24,382	7
Server	—	29,720	(29,720)	(100)
Marketplace and other	87,771	92,238	(4,467)	(5)
Total revenues	$1,356,716	$1,189,128	$167,588	14%
Total revenues by geography were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$637,316	$564,387	$72,929	13%
EMEA	571,553	500,005	71,548	14
Asia Pacific	147,847	124,736	23,111	19
Total revenues	$1,356,716	$1,189,128	$167,588	14%
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$219,675	$213,425	$6,250	3%
Gross margin	84%	82%
Cost of revenues increased $6.3 million, or 3%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall increase was primarily attributable to an increase of $6.0 million in compensation expense for employees (which includes an increase of $3.1 million in stock-based compensation).

Operating Expenses
Research and Development

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$685,320	$576,490	$108,830	19%
Research and development expenses increased $108.8 million, or 19%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall increase was primarily attributable to an increase of $112.8 million in compensation expenses for employees (which includes an increase of $50.5 million in stock-based compensation).
Marketing and Sales

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$295,832	223,814	$72,018	32%
Marketing and sales expenses increased $72.0 million, or 32%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall increase was primarily attributable to an increase of $45.4 million in compensation expenses for employees (which includes an increase of $9.7 million in stock-based compensation), and an increase of $24.4 million in advertising and marketing event expenses.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$168,345	157,595	$10,750	7%
General and administrative expenses increased $10.8 million, or 7%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall increase was primarily attributable to an increase of $8.4 million in compensation expense for employees (which includes an increase of $1.0 million in stock-based compensation).
Other Expense, net

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other expense, net	$(14,861)	$(10,990)	$(3,871)	35%
Other expense, net increased $3.9 million, or 35%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The overall increase in other expense was primarily attributable to an increase of $1.9 million in net loss related to strategic investments and an increase of $1.8 million in contributions to the Atlassian Foundation.
Interest Income

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest income	27,767	21,414	$6,353	30%
Interest income increased $6.4 million, or 30% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.

Interest Expense

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(7,804)	$(8,453)	$649	(8)%
Interest expense decreased $0.6 million, or 8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below) and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Provision for income taxes	$(63,453)	$(7,023)	$(56,430)	*
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes increased $56.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 14, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of March 31, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.

Nine Months Ended March 31, 2025 and 2024
Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$3,618,072	$2,855,518	$762,554	27%
Other	212,888	371,495	(158,607)	(43)
Total revenues	$3,830,960	$3,227,013	$603,947	19%
Total revenues increased $603.9 million, or 19%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the nine months ended March 31, 2025, over 90% was attributable to sales to customer accounts existing on or before June 30, 2024.
Subscription revenues increased $762.6 million, or 27%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers, price increases, and migrations.
Other revenues decreased $158.6 million, or 43%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease in other revenues was primarily attributable to a decrease of $169.5 million in maintenance revenue due to the end of support for our Server offerings.
Total revenues by deployment options were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$2,519,697	$1,960,893	$558,804	28%
Data Center	1,086,391	881,835	204,556	23
Server	—	177,645	(177,645)	(100)
Marketplace and other	224,872	206,640	18,232	9
Total revenues	$3,830,960	$3,227,013	$603,947	19%
Total revenues by geography were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$1,840,980	$1,568,349	$272,631	17%
EMEA	1,566,304	1,303,303	263,001	20
Asia Pacific	423,676	355,361	68,315	19
Total revenues	$3,830,960	$3,227,013	$603,947	19%
Cost of Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$660,426	$585,990	$74,436	13%
Gross margin	83%	82%
Cost of revenues increased $74.4 million, or 13%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The overall increase was primarily attributable to an increase of $31.5 million in hosting fees paid to third-party providers, an increase of $19.5 million in compensation expense for employees (which includes an increase of $8.4 million in stock-based compensation), and an increase of $11.6 million in software subscription costs.

Operating Expenses
Research and Development

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$1,968,634	$1,595,007	$373,627	23%
Research and development expenses increased $373.6 million, or 23%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The overall increase was primarily attributable to an increase of $351.8 million in compensation expenses for employees (which includes an increase of $166.0 million in stock-based compensation).
Marketing and Sales

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$820,119	$637,894	$182,225	29%
Marketing and sales expenses increased $182.2 million, or 29%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The overall increase was primarily attributable to an increase of $113.3 million in compensation expenses for employees (which includes an increase of $18.5 million in stock-based compensation), and an increase of $54.7 million in advertising and marketing event expenses.
General and Administrative

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$483,694	$458,249	$25,445	6%
General and administrative expenses increased $25.4 million, or 6%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The overall increase was primarily attributable to an increase of $25.1 million in compensation expenses for employees (which includes an increase of $10.9 million in stock-based compensation).
Other Expense, net

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other expense, net	$(42,292)	$(23,964)	$(18,328)	76%
Other expense, net increased $18.3 million, or 76% in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The overall increase was primarily attributable to an increase of $9.2 million in expense related to our share of loss from an equity method investment and an increase of $5.6 million in contributions to the Atlassian Foundation.
Interest Income

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest Income	$81,917	$69,233	$12,684	18%
Interest income increased $12.7 million, or 18% in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.

Interest Expense

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(22,413)	$(26,430)	$4,017	(15)%
Interest expense decreased $4.0 million, or 15%, in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below), and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for Income Taxes

	Nine Months Ended March 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Provision for income taxes	$(148,083)	$(72,312)	$(75,771)	*
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes increased $75.8 million for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024. The increase was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 14, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of March 31, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents totaling $2.7 billion, marketable securities totaling $313.6 million and accounts receivables totaling $642.0 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.

Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$1,085,078	$1,021,940
Net cash used in investing activities	(207,364)	(945,647)
Net cash used in financing activities	(390,299)	(228,029)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,709)	(1,986)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$483,706	$(153,722)
Our primary source of cash is through collections from our customers. Our primary uses of cash from operating activities are general business expenses including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities increased by $63.1 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The net increase was primarily attributable to an increase in cash received from customers, a decrease in cash paid for income taxes, partially offset by an increase in cash paid to employees and vendors.
Net cash used in investing activities decreased by $738.3 million during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The net decrease was primarily attributable to a decrease in cash consideration paid for acquisitions, net of cash acquired of approximately $838.8 million, partially offset by an increase in net outflows of $90.2 million related to our strategic investment and marketable security activity.
Net cash used in financing activities increased by $162.3 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $184.1 million, partially offset by a decrease in principal payments for the Term Loan (defined below) of $25.0 million.
Material Cash Requirements
Debt
As of March 31, 2025, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029 and May 15, 2034, respectively. Interest on the Notes will be paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
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
During the three and nine months ended March 31, 2025, we repurchased and subsequently retired approximately 0.6 million and 2.1 million shares of our Class A Common Stock for approximately $138.9 million and $391.2 million at an average price per share of $228.05 and $185.57, respectively. All repurchases were made in open market transactions. As of March 31, 2025, we were authorized to purchase a remaining $60.7 million and $1.5 billion of its Class A Common Stock under the 2023 Share Repurchase Program and 2024 Share Repurchase Program, respectively.
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
As of March 31, 2025, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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

The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and nine months ended March 31, 2025 and 2024 (in thousands, except percentage and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gross profit
GAAP gross profit	$1,137,041	$975,703	$3,170,534	$2,641,023
Plus: Stock-based compensation	20,980	17,840	62,225	53,874
Plus: Amortization of acquired intangible assets	10,131	12,454	30,377	25,282
Non-GAAP gross profit	$1,168,152	$1,005,997	$3,263,136	$2,720,179
Gross margin
GAAP gross margin	84%	82%	83%	82%
Plus: Stock-based compensation	2	2	2	1
Plus: Amortization of acquired intangible assets	—	1	—	1
Non-GAAP gross margin	86%	85%	85%	84%
Operating income
GAAP operating income (loss)	$(12,456)	$17,804	$(101,913)	$(50,127)
Plus: Stock-based compensation	346,842	282,519	1,011,718	807,945
Plus: Amortization of acquired intangible assets	13,897	16,194	41,675	34,286
Non-GAAP operating income	$348,283	$316,517	$951,480	$792,104
Operating margin
GAAP operating margin	(1)%	1%	(3)%	(2)%
Plus: Stock-based compensation	26	25	27	26
Plus: Amortization of acquired intangible assets	1	1	1	1
Non-GAAP operating margin	26%	27%	25%	25%
Net income
GAAP net income (loss)	$(70,807)	$12,752	$(232,784)	$(103,600)
Plus: Stock-based compensation	346,842	282,519	1,011,718	807,945
Plus: Amortization of acquired intangible assets	13,897	16,194	41,675	34,286
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	—	(1,378)
Adjustment for: Income tax (1)	(28,427)	(78,969)	(103,777)	(146,271)
Non-GAAP net income	$261,505	$232,496	$716,832	$590,982
Net income per share
GAAP net income (loss) per share - diluted	$(0.27)	$0.05	$(0.89)	$(0.40)
Plus: Stock-based compensation	1.29	1.08	3.82	3.11
Plus: Amortization of acquired intangible assets	0.05	0.06	0.16	0.13
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	—	(0.01)
Adjustment for: Income tax (1)	(0.10)	(0.30)	(0.39)	(0.56)
Non-GAAP net income per share - diluted	$0.97	$0.89	$2.70	$2.27
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net income (loss) per share	262,671	261,778	261,423	258,738
Plus: Dilution from dilutive securities (2)	5,959	—	3,601	1,273
Weighted-average shares used in computing diluted non-GAAP net income per share	268,630	261,778	265,024	260,011
Free cash flow
GAAP net cash provided by operating activities	$652,681	$565,390	$1,085,078	$1,021,940
Less: Capital expenditures	(14,366)	(10,520)	(29,853)	(19,522)
Free cash flow	$638,315	$554,870	$1,055,225	$1,002,418

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
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and nine months ended March 31, 2025 and nine months ended March 31, 2024 because the effect would have been anti-dilutive.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our development and use of generative AI and machine learning in our products, platform, and business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
•We may encounter challenges to our business as we transition our business to focusing more on our Cloud offerings.
•Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
•If we are not able to develop or package new products and enhancements to our existing products that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
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
•We may encounter challenges as we develop our enterprise sales force and enterprise sales strategy.
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
We have experienced rapid growth in recent years and our historical growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our products; increase in competition; challenges relating to collecting accounts receivable or collection periods; seasonality in the timing of our sales; the duration of our sales contracts; limitations on our ability to, or any decision not to, increase pricing, slower than anticipated adoption of or migration to our Cloud offerings; failure to capitalize on growth opportunities; contraction in our overall market; or impact from broader macroeconomic factors. Additionally, we ceased sales of new perpetual license Server offerings for our products in February 2021, and, subject to limited exceptions, ended maintenance and support for Server products in February 2024. Our revenue growth rates and profitability may be negatively impacted by Server customers that did not transition to our Cloud or Data Center offerings or Data Center customers that do not migrate to our Cloud offerings in the future. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
In addition, we expect our expenses to increase substantially in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new products and features for, and enhancements of, our existing products, including our AI products. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we have not in the past and may not in the future be able to achieve profitability as determined under U.S. generally accepted accounting principles (“GAAP”). The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and achieve profitability.
The continuing global economic and geopolitical volatility, and measures taken in response, could harm our business and results of operations.
Large-scale international events in recent years, such as the COVID-19 pandemic, geopolitical instability and war in regions including Ukraine and the Middle East, and economic uncertainty regarding the imposition of and changes in trade policies (including trade wars, tariffs or other trade restrictions or the threat of such actions), have negatively impacted or may in the future negatively impact the global economy, including by disrupting global supply chains and creating volatility and disruption of financial markets. There was recently also a period of historically high inflation, which caused the Federal Reserve and other global central banks to tighten monetary policy, including issuing a series of interest rate hikes. This contributed to the failures of certain banking institutions and otherwise uncertain economic conditions.

Our business depends on demand for business software applications generally and for collaboration software solutions in particular. The market adoption of our products and our revenue is dependent on the number of users of our products. The continuing global economic and geopolitical volatility and uncertainty has and may continue to cause us and our customers to experience decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. This volatility could cause our customers to reduce the number of personnel providing development or engineering services, decrease technology spending, including the purchasing of software products, adversely affect demand for our products, affect our ability to accurately forecast our future results, cause some of our paid customers or suppliers to file for bankruptcy protection or go out of business, impact expected spending from new customers or renewals, expansions or reductions in paid seats from existing customers, negatively impact collections of accounts receivable, result in elongated sales cycles, and otherwise harm our business, results of operations, and financial condition.

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
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, large enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators and resellers. Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, such as AI and machine learning, the evolution of our products, and new market entrants, we expect competition to intensify in the future. For example, our competitors may develop more effective AI products, more successfully incorporate AI into their offerings and sales strategy, gain or leverage superior access to certain AI technologies, or achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other products beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations and financial condition. Additionally, some current and potential customers, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own internal collaboration and productivity software tools that would reduce or eliminate the demand for our solutions.
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
•our increased focus on our Cloud offerings, including customer migrations to our Cloud platform;
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
•the impact of U.S. and international political and social unrest, changes in trade policies, armed conflict, natural disasters, climate change, diseases and pandemics, and any associated economic downturn, on our results of operations and financial performance;

•seasonality in our sales cycle and other operations;
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
Our development of and use of generative AI and machine learning in our products, platform, and business, as well as our potential failure to effectively implement, use, and market these technologies, may result in reputational harm or liability, or could otherwise adversely affect our business.
We are building and incorporating AI and machine learning solutions, products and features, including generative AI solutions, products and features, into our products, platform, and business, which act on data-driven insights derived from both first and third-party applications. We expect AI and machine learning solutions, products and features to become more important to our operations or to our future growth over time. There can be no assurance that the use of AI and machine learning solutions, products and features will enhance our offerings, produce intended results, or be beneficial to our business, including our efficiency or profitability. We may fail to effectively develop AI and machine learning solutions, products and features or properly implement or market our AI and machine learning solutions, products and features, and our monetization strategy for our AI and machine learning solutions, product and features may not be effective. Our investments in AI solutions, products, and features have and may continue to negatively impact our operating margins until we are able to increase revenue enough to offset these investments. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. In addition, third-party AI model, product and integration providers we use in our products and platform could terminate their relationships with us, be prohibited from offering certain models or technologies in jurisdictions where we operate or otherwise cease to make certain models or technologies available to us, or make certain models or technologies more expensive for us to use. Our ability to effectively develop, implement and market our AI products, solutions and features will also depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with such skills and technical knowledge.
Additionally, our development and use of AI and machine learning technologies may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. There are significant risks involved in developing and utilizing AI and machine learning technologies, and in particular, generative AI technologies. For example, AI and machine learning algorithms we develop or use may be flawed, insufficient, or of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not easily be detectable. AI and machine learning technologies have also been known to produce false or “hallucinatory” inferences or outputs. Further, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion regarding the use of AI and machine learning, could impair the acceptance of AI and machine learning solutions, including those we develop or otherwise incorporated into our products and services. If the AI and machine learning tools we develop or otherwise incorporate into our products and platform, or the content generated by such tools, is harmful, biased, inaccurate, defamatory, discriminatory or controversial, our results of operations could suffer, including due to legal, competitive and reputational harm. Our customers may be less likely to utilize our AI and machine learning tools or may cease using our products or platform altogether. If we do not have sufficient rights to use the output of any third-party AI and machine learning tools, or the data or other material or content on which the AI and machine learning tools we otherwise use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy, rights of publicity, or other rights, or contracts to which we are a party.
In addition, we are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI and machine learning technologies, any of which could adversely affect our business, reputation, or financial results. The technologies underlying AI and machine learning and their uses are subject to a variety of laws and regulations related to online services, intermediary liability, intellectual property rights, privacy, rights of publicity, data security and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI and machine learning technologies are the subject of ongoing review by various federal, state and foreign governments and regulators, which are applying, or are considering applying, their platform moderation, privacy, rights of publicity, data security and data protection laws and regulations to such technologies or are implementing, or are considering implementing, general legal frameworks for the appropriate use of AI and machine learning. For example, the European Union’s AI Act puts new requirements on providers of AI technologies that providers will need to be address in alignment with various deadlines. As the legal, regulatory, and policy environments around AI and machine learning evolve, we may become subject to new legal and regulatory obligations in connection with our use of AI and machine learning technology, which could require us to make significant changes to our policies and practices, necessitating expenditure of significant time, expense, and other resources. We may not be able to anticipate how to respond to rapidly evolving legal frameworks, and we may have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI and machine learning products are not consistent across jurisdictions. Accordingly, it is not possible to predict all of the risks related to the use of AI and machine learning technologies that we may face, and changes in laws, rules, directives, and regulations governing the use of AI and machine learning technologies may adversely affect our ability to use or sell these technologies or subject us to legal liability.
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
We may be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. Further, revenues from our Cloud offerings are typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins, and we incur higher or additional costs to supply our Cloud offerings, such as fees associated with hosting our Cloud infrastructure. We have and expect to continue to see increased expenses and lower margins due to such hosting costs increasing in this transition. Our strategy to provide our AI tools at no or low cost to the majority of our Cloud customers may further increase these hosting costs without corresponding revenue increases. Additionally, we offered discounts to certain of our enterprise-level Server customers to incentivize migration to our Cloud offerings, which impacted our near-term revenue growth. Our revenue growth rates and profitability may also be negatively impacted by Server customers that did not transition to our Cloud or Data Center offerings or Data Center customers that do not migrate to our Cloud offerings in the future. If our Cloud offerings do not develop as quickly as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our Data Center products due to our increased focus on our Cloud offerings or our inability to successfully migrate them to our Cloud offerings, our business could be harmed. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings and to migrate our existing customers to our Cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our Cloud offering that competes successfully against our current and future competitors and our business, results of operations, and financial condition could be harmed.
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

Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, new market entrants, our product support, our prices and pricing plans, the prices of competing software products, reductions in our customers’ spending levels, new product releases, changes to the packaging of our product offerings (including our purchasable collections and the product packaging and pricing of our AI offerings), mergers and acquisitions affecting our customer base, our increased focus on our Cloud offerings, our decision to end the sale of new perpetual licenses for our products, or the effects of global economic conditions and any related impacts on us or our customers, partners and suppliers. Additionally, we may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or renew their subscriptions, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
If we are not able to develop or package new products and enhancements to our existing offerings that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce and package compelling new products that reflect the changing nature of our markets. The success of any enhancement to our offerings depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new product that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
The markets for our products are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our products in the marketplace. For example, with the development of next-generation solutions, including AI and machine learning solutions, we have and expect to continue to commit significant resources to developing new AI and machine learning products and other enhancements incorporating AI and machine learning, and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that can deliver competitive products and services at lower prices, more efficiently, more reliably, more conveniently or more securely or if new products are introduced into the market that could render our existing products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our products.
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
We may encounter challenges as we develop our enterprise sales force and enterprise sales strategy.
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
As our enterprise sales teams grow, we may face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales. Since the sales cycles for our enterprise offerings are multi-phased and complex, it can be unpredictable when a given sales cycle will close. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our products, services, and solutions, particularly because the decision to use our products, services, and solutions is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more resources to implementation, which increases our costs, without assurance that customers receiving these services will renew or renew at the same level. Additionally, our revenue from enterprise customers may be affected by seasonality in sales cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements. We may experience these impacts more as we grow our enterprise sales motion. An increase in enterprise sales contracts could also increase our number of or mix of multi-year sales contracts, which can also have an impact on our revenue cycles.
Additionally, our existing and future pricing and packaging strategies for enterprise and other customers for our existing and future service offerings may not be accepted by customers. For example, we offer certain apps and agents in purchasable “collections” and we have limited experience with determining the optimal pricing and terms for such packaging. Our adoption of, or failure to adapt, changes to our pricing and packaging strategies, as well as the timing and manner of such changes, may harm our business, results of operations and financial condition.
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
Seasonality may cause fluctuations in our revenue.
As we grow our enterprise sales motion and derive a greater percentage of revenues from enterprise customers, we believe we have and may continue to see seasonality in terms of the timing of when we enter into customer agreements. Seasonality effects may cause variability in revenue growth rates in certain quarters and within quarters. We believe we may have experienced in the past and may experience in the future seasonality effects due to enterprise customer budget cycles and our internal commission plans and quotas for our enterprise sales force. Our revenues fluctuate quarterly, and seasonality effects may cause additional fluctuations in our quarterly financial results. These fluctuations may adversely affect the market price of our Class A Common Stock.
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
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2024, we derived over 50% of our revenue from channel partners’ sales efforts. At times in fiscal year 2025, one solution partner has represented more than 10% of our total accounts receivables.
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
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, the techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance, and other causes. We have in the past been, and may in the future be, a target of security threats, including from state actors. While these incidents have not materially affected our business, reputation or financial results, there is no guarantee they will not in the future. Third parties have in the past and may in the future also utilize our products and platforms for malicious purposes, such as to upload abhorrent content or host malware, which could result in reputational harm to us and negatively impact our business.
Our remote-first “Team Anywhere” work environment may pose additional data security risks. We also continue to build AI and machine learning into our products, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
As we further transition to selling our products via our Cloud offerings, continue to collect more personal and sensitive information, and operate in more countries, our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and have in the past, and may in the future, contain bugs, vulnerabilities, or defects that pose data security risks to our customers or lead to the unauthorized access of user data. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products may be subject to vulnerabilities in the third-party software on which we rely. We have in the past identified a vulnerability in an open source software application we used and similar incidents may occur in the future and could have a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
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
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is disclosed without authorization, accessed by unauthorized persons, lost or deleted, or otherwise impacted by a security breach. There may be additional regulations regarding security of such data in the future. Additionally, we may need to notify customers, governmental authorities and/or other affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to customers, governmental authorities, and/or other individuals whose personal information has been impacted by a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We are also contractually required to notify customers or other counterparties of certain security incidents, including certain data security breaches. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
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

If our products or websites are unavailable, if our users are unable to access our products within a reasonable amount of time, or at all, or if our information technology systems for our business operations experience disruptions, delays or deficiencies, our business could be harmed. We may be subject to regulations that require us to report extended services outages to governmental authorities and customers. Moreover, we provide service level commitments under certain of our paid customer cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, we have in the past incurred costs associated with offering service level credits and other concessions to certain customers that experienced outages across their use of our products. It is possible that large-scale outages in the future could materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. We have received, and may receive in the future, communications and lawsuits from third parties, including practicing entities and non-practicing entities, claiming that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Furthermore, the legal issues, including copyright and related rights, surrounding AI technologies and the data used for training such technologies or otherwise used as inputs into such technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of AI technologies into our products and services may result in exposure to claims of copyright infringement, other intellectual property misappropriation, or other related claims. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or license payments, prevent us from offering our products or using certain technologies, require us to implement expensive workarounds, refund fees to customers or require that we comply with other unfavorable terms. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims or litigation and to obtain licenses, modify our products or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business.
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
While we primarily sell our products in U.S. dollars, we incur expenses in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate fluctuations. A large percentage of our expenses are denominated in the Australian dollar, the Indian rupee, and the British pound sterling and fluctuations in these currencies could have a material negative impact on our results of operations. Moreover, our subsidiaries, other than our U.S. subsidiaries, maintain net assets that are denominated in currencies other than the U.S. dollar. In addition, we transact in non-U.S. dollar currencies for our products, and, accordingly, changes in the value of non-U.S. dollar currencies relative to the U.S. dollar could affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations.

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
Finally, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that we develop and are otherwise incorporated into our offerings, such as AI and machine learning, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities.
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
There is an increasing focus from certain investors, regulators, customers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. Any failure to meet the ESG standards set by various constituencies may damage our reputation or otherwise harm our business or financial condition.
As ESG best practices and reporting standards continue to develop, we expect to incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. In recent years, there has been a proliferation of climate and other ESG disclosure requirements at the local, national and international levels, which have required and will continue to require significant time, effort and resources in order to comply with differing requirements. If our ESG practices and reporting fail to meet such requirements, we may be exposed to risks of government or regulatory enforcement or liability. We voluntarily publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. If our competitors’ ESG performance is perceived to be better than ours, potential or current investors or other stakeholders may elect to engage with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected. Alternatively, any negative perceptions of any perceived insufficient or overdone pursuit of any ESG initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation or other proceedings.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of March 31, 2025, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and in particular, entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold approximately 86% of the voting power of our outstanding share capital. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock and therefore be able to control substantially all matters submitted to our stockholders for approval so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. These holders of our Class B Common Stock may also have interests that differ from holders of our Class A Common Stock and may vote in a way which may be adverse to such interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
•the existence of our 2024 Share Repurchase Program (as defined below) and purchases made pursuant to the 2024 Share Repurchase Program or any failure to repurchase shares as planned, including failure to meet expectations around the timing, price or amount of share repurchases, and any reduction, suspension or termination of the 2024 Share Repurchase Program;
•cyber-security and privacy breaches;
•lawsuits threatened or filed against us;
•economic uncertainty regarding, or any impacts from, the imposition of and changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions;
•other general economic conditions and macroeconomic factors, such as inflationary pressures, recession or financial institution instability; and
•other events or factors, including those resulting from geopolitical risks, natural disasters, climate change, diseases and pandemics, or incidents of terrorism or war, such as in the Middle East and Ukraine, as well as responses to any of these events
In addition, the stock markets, and in particular the market on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In February 2023, a purported securities class action complaint was filed against us and certain of our officers in U.S. federal court. This case has been dismissed, but it is possible there could be other securities litigation in the future that subjects us to substantial costs, diverts resources and the attention of management from operating our business, and harms our business, results of operations and financial condition.
Substantial future sales of our common stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2025, we had 165,150,665 outstanding shares of Class A Common Stock and 98,008,049 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In January 2023, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Share Repurchase Program”). In September 2024, our board of directors authorized a new program under which we may repurchase up to an additional $1.5 billion of our outstanding Class A Common Stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Programs, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The 2024 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the 2024 Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The 2024 Share Repurchase Program could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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

•weak economic conditions in any country or region in which we operate or sell our products, including due to rising inflation or hyperinflation, such as recently occurred in Turkey, and related interest rate increases;
•economic conditions relating to general political and economic instability around the world, including in the Middle East and Ukraine, and uncertainty regarding or any impacts from the imposition of and changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended March 31, 2025 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	59	$242.81	59	$1,685,256
February 2025	—	—	—	1,685,256
March 2025	550	226.46	550	1,560,660
Total	609		609
(1)    In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Share Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the 2023 Share Repurchase Program. The Share Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
On February 12, 2025, Scott Farquhar, a member of the Company’s Board of Directors, through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,916,250 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2026. The plan is a part of Mr. Farquhar’s long-term strategy for individual asset diversification and liquidity. Under the plan, the sales will be spread out until the plan’s expiration date, in order to reduce market impact on any given day. The percentage of shares sold pursuant to the plan is consistent with the percentage of Mr. Farquhar’s holdings sold in previous trading plans he has adopted each year since the Company’s initial public offering in December 2015.
On February 20, 2025, Michael Cannon-Brookes, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,916,250 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2026. The plan is a part of Mr. Cannon-Brookes’s long-term strategy for individual asset diversification and liquidity. Under the plan, the sales will be spread out until the plan’s expiration date, in order to reduce market impact on any given day. The percentage of shares sold pursuant to the plan is consistent with the percentage of Mr. Cannon-Brookes’s holdings sold in previous trading plans he has adopted each year since the Company’s initial public offering in December 2015.
On March 1, 2025, Steve Sordello, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,000 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 5, 2026.

On March 5, 2025, Brian Duffy, the Company’s Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,857 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 5, 2026.

On March 5, 2025, Shona Brown, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,728 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 8, 2026.

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

ATLASSIAN CORPORATION

Date: May 2, 2025	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)