Form 10-K
period 2025-06-30
Atlassian Corp
filed 2025-08-15
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $39.6 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of August 8, 2025, there were 166,284,669 shares of the registrant’s Class A Common Stock and 96,049,867 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended June 30, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ANNUAL REPORT

INTRODUCTION
Our consolidated financial statements are presented in U.S. dollars. All references in this Annual Report on Form 10-K to “$,” “U.S. $,” “U.S. dollars” and “dollars” mean U.S. dollars, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that articulate our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our platform, system of work, current and planned offerings, research and development plan, AI solutions, Atlassian Government Cloud and Atlassian Isolated Cloud, investments and expenses, customers, sales and marketing, seasonality, intellectual property, Atlassian Marketplace, Cloud and Data Center migrations, macroeconomic environment, anticipated growth, market opportunity, regulatory changes and compliance, capital and liquidity needs, company culture, human capital management, legal proceedings, properties, competition, business plans, technology, enterprise sales and other key strategic areas, and our financial targets and financial measures. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the “Risk Factors” section of Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and elsewhere in this Annual Report on Form 10-K, as well as those that may be updated in our future filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2026, which runs from July 1, 2025 to June 30, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, or investments.

PART I
ITEM 1. BUSINESS
Company Overview
Our mission is to unleash the potential of every team.

Atlassian’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale.

Our deeply interconnected portfolio of apps, AI agents, and Collections, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership and business teams. We’ve put AI at the center of our portfolio to enhance teamwork for users across our apps and Collections for all teams. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.

APPS FOR ALL TEAMS
SOFTWARE TEAMS
PRODUCT TEAMS
SERVICE TEAMS
LEADERSHIP TEAMS
AGENTS
ROVO
PLATFORM APPS
TEAMWORK GRAPH

Since Atlassian was founded in Sydney, Australia in 2002, we’ve advanced our progress towards our mission with a deep investment in product development to build innovative, high-value, and versatile apps that users love. Our software has been recognized as a leader in multiple markets and powers more than 300,000 customers worldwide. We serve organizations of all sizes, from small emerging companies to over 80% of the Fortune 500, across almost every industry, and over 200 countries and territories.
Our product-led philosophy prioritizes delivering high-value, competitively priced software at high volume, enabling us to go to market in a unique and efficient way. We aim to grow our customer base, targeting small, medium, and large enterprises, and strategically expand our relationships with customers over time. To land new customers, we’ve engineered a frictionless flywheel with an emphasis on self-service, making it easy to try and get value first and foremost and then virally expand within an organization. This allows our sales force to focus primarily on expanding and deepening strategic relationships with our existing large enterprise customers, and also allows us to operate at an exceptional scale for an enterprise software company.
Our Strategy
System of Work
Our system of work is a philosophy of how technology-driven organizations should work, connecting technology and business teams to accelerate progress and maximize team impact.
We deliver this system of work through a connected portfolio of apps, agents, and Collections with discrete value propositions, all built on the Atlassian platform. By connecting teams on these apps and Collections, the

Atlassian system of work gives all teams the right foundations so they can align work to goals, plan and track work, unleash knowledge across the organization, and, for our cloud customers, make AI part of the team.
Atlassian Cloud Platform
The Atlassian Cloud Platform underpins our cloud app portfolio, allowing us to provide unified experiences, standardized data, and common enterprise infrastructure across all apps and teams. It is designed to break down information silos with cross-product experiences and flexible integrations, and ensures that data remains secure, compliant, private, and available with enterprise-grade centralized admin visibility and controls. It enables modern and connected experiences across teams, tools, workflows, and data, including capabilities like AI, search, and automation. The comprehensive data model, or Teamwork Graph, unifies and standardizes data across Atlassian apps, third-party tools, and teams.
Infrastructure
The infrastructure layer of the Atlassian Cloud Platform is purpose-built to meet the evolving needs of enterprise customers, delivering performance, scale, reliability, security, compliance, and privacy. It provides a secure, enterprise-grade foundation that supports large-scale environments, ensures data protection, and enables centralized administration and controls. This robust infrastructure allows Atlassian to continuously deliver new features and maintain high standards for uptime and compliance across all cloud apps.
Teamwork Graph
The Teamwork Graph layer of the Atlassian Cloud Platform is an intelligent, unified data layer that connects contextualized teamwork data across Atlassian and non-Atlassian tools. It maps relationships between goals, knowledge, teams, and work, providing fine-grain context to powerfully enrich cross-product experiences that accelerate, align, and optimize work across organizations. The Teamwork Graph continuously expands its knowledge with every integration and action, enabling tailored, secure, and compliant experiences.
Platform Apps and Rovo
The platform app layer of the Atlassian Cloud Platform consists of a core set of apps designed to connect, align, and supercharge every team across the organization.
Rovo is Atlassian’s advanced AI offering, aimed at enhancing teamwork by assisting teams in quickly locating the right information, understanding it deeply, and taking action using specialized out-of-the-box or custom-tailored agents. Rovo consists of three platform apps:
•Rovo Enterprise Search: Delivers personalized results from Atlassian and connected third-party data sources with enhanced relevancy and speed.
•Rovo Chat: Helps teams to leverage knowledge with first-party and third-party actions that integrate seamlessly into workflows, such as creating Jira issues, adding comments, sending Slack messages, or scheduling Google Calendar meetings.
•Rovo Studio: Provides a unified app that enables users to create agents, automation, and apps for the new AI era, with or without code.
The platform app layer also includes apps like Home, Teams, Goals, Projects, Administration, and Analytics. These platform apps provide a unified, consistent experience and are deeply integrated to leverage shared data and context across all Atlassian and third-party applications.

PLATFORM APPS
Position
Changes
Blog
Vulnerability
Message
Project
Alert
Project
Hub
TEAMWORK GRAPH
Goal
Team
Focus area
Work
Asset
Request
Design
Channel
Deployment
ENTERPRISE INFRASTRUCTURE

Our strategy is to build more common services and functionality shared across our platform. This approach allows us to develop and introduce new features and apps faster, as we can leverage common foundational services that already exist. It also allows our apps to integrate more seamlessly with one another, and provides customers with better experiences when using multiple apps.
The Atlassian platform is extensible, meaning teams have the freedom to add, integrate, customize, or build new functionality on the Atlassian platform as needed. New apps can also be found on the Atlassian Marketplace or can be developed using Forge, our cloud app development platform.
Our Product Strategy
We have developed and acquired a broad portfolio of interconnected apps that help all teams, large and small, to plan, track, and complete their work in a modern way that is coordinated, efficient, and innovative - the Atlassian system of work. While each of our apps provides distinct functionality to the teams they serve, they share certain core attributes:
•AI at the Center - We have embedded AI capabilities at the center of our platform experience and across every app so our customers can unlock consistent, AI-powered productivity enhancements across their Atlassian and connected third-party applications. Centralizing AI in our platform enables seamless collaboration, actionable insights, and smarter automation for customers across their entire organization, delivering higher value. With AI at the center, we can also rapidly deploy new features, leverage advancements in foundational models, and enhance performance so customers receive the most optimal experience and value.
•Built for All Teams - Our apps are singularly designed to help all teams work better together and achieve more. We design our apps to help our customers collaborate more effectively, work with greater transparency, and operate in a coordinated manner.
•Easy to Adopt and Use - We developed our apps to be both powerful, easy to use, and accessible from the internet so they can immediately be put to work. By reducing the friction that usually accompanies the software purchasing process and eliminating the need for complicated and costly implementation and training, we believe we attract more people to try, use, derive value from, and buy our software.
•Versatile and Adaptable - We design simple apps that are useful in a broad range of workflows and projects. We believe that our apps can improve any process involving teams, multiple work streams, and deadlines. For example, Jira, which enables software teams to plan, build, and ship code, is also used by thousands of business teams to manage non-technical workflows such as product design, supply chain management, expense management, and legal document review.

•Integrated - Our apps are integrated, which means they are interconnected and designed to accelerate work between teams. For example, a developer using Bitbucket can initiate a change request that automatically appears in Jira Service Management for IT Operations to review, with context about that change linked on a Confluence page, enabling teams to deploy fast while still managing risk. Or, a marketing leader can use Loom to turn their team’s campaign brainstorm meeting into notes and action items assigned on a Confluence page, which each owner can use to seamlessly create tasks requesting assets from a Product Design team in Jira, allowing teams to go from ideas to action quickly.
•Open and Extensible with a Vast Ecosystem - We are dedicated to making our apps open and interoperable with a range of other platforms and applications that customers use, such as Microsoft, Zoom, Salesforce, Workday, and Dropbox, as well as extensible with apps purchased from the Atlassian Marketplace. We developed the Atlassian Marketplace to provide customers a wide range of apps they can use to enhance our products, further increasing the value of the Atlassian platform. The Atlassian Marketplace features thousands of apps created by a growing global network of independent developers and vendors, and a platform that allows them to promote useful products for our users.
We also offer multiple deployment options to meet a range of customer needs. Cloud is our primary commercial offering with a range of editions providing flexible plans, advanced administration, and robust security for most organizations. Atlassian Government Cloud, currently available in an early access program, is a dedicated environment designed for U.S. government agencies and contractors, meeting FedRAMP® Moderate compliance standards. Atlassian Isolated Cloud, which was announced in fiscal year 2025, will provide a single-tenant environment with dedicated compute, storage, and networking for enterprises with the strictest data protection and regulatory requirements, ensuring maximum data isolation and control. We also offer Data Center, a self-managed, enterprise-grade deployment option that allows customers to deploy and host Atlassian products on their own infrastructure.
Our Offerings
During fiscal year 2025, we shifted from stand-alone products to a vision of apps, AI agents, and Collections. This shift represents a move from isolated, single-purpose software to integrated, modular solutions that can be easily added, updated, or removed within a larger platform. This transition enables greater flexibility, scalability, and customization for users, allowing them to tailor their digital environments to specific needs without the complexity of managing separate products from multiple vendors.
Apps
We offer a range of team collaboration apps in the cloud, increasingly organized for buyers by the teams they serve and the value they provide in team-focused Collections. They include:
•Jira, a flexible project management platform for planning, tracking, and managing work across technical and business teams.
•Confluence, a connected workspace for creating, organizing, and sharing team knowledge, documents, and collaboration content.
•Loom, an asynchronous video communication tool for quickly recording and sharing videos to enhance team collaboration.
•Jira Service Management, an intuitive service management solution for IT, HR, and other teams to deliver high-velocity support and manage service requests.
•Rovo, an advanced AI offering that enhances teamwork by assisting teams with its Search, Chat and Agent capabilities.
•Bitbucket, a git-based source code management platform for professional development teams to collaborate on and deploy code.
•Compass, a developer portal that provides a unified view of engineering components, helping teams track, manage, and improve their software architecture.
•Jira Product Discovery, a tool for capturing, prioritizing, and roadmapping product ideas to align stakeholders and drive impactful product decisions.

•Jira Align, an enterprise agility solution that connects business and technology teams to align strategy with execution at scale.
•Focus, a strategy hub for leadership teams to define, manage, and visualize goals, work, and investments aligned to strategic priorities
•Talent, a strategic workforce planning app to ensure the right people are working on the right priorities for organizational success.
We also offer additional apps including Trello, an AI-powered personal productivity tool, and Guard, an app for detecting and responding to security threats across the organization. Subscriptions for each of our apps can be purchased individually or as part of a Collection. Rovo is included in the subscriptions of Jira, Confluence, and Jira Service Management apps as well as in each of our Collections.
Agents
The AI era will usher in more opportunities to create agents to help automate the rote work to be done. Agents are AI-powered virtual teammates that automate tasks, solve complex problems, and assist in decision-making by leveraging an enterprise’s data. Agents can be accessed out-of-the-box, custom-built with our no-code interface, or purchased from the Atlassian Marketplace to streamline workflows, generate content, and provide expert insights across a variety of business functions. By seamlessly integrating with teams, agents allow AI and people to work side by side—amplifying human expertise, accelerating decision-making, and enabling teams to focus on higher-value, creative, and strategic work. This synergy between AI and human interaction not only boosts productivity but also empowers teams to achieve outcomes that would be difficult to reach independently. Collaboration across teams will become more imperative, and we offer apps and collections to enhance human and AI collaboration.
Collections
Collections represent a carefully curated set of apps and agents built on the Atlassian Cloud Platform and are designed to solve a set of complex tasks. The Collections available include:
•Teamwork Collection, which includes Jira, Confluence and Loom apps. These, along with Rovo teamwork agents, provide a common language of collaboration for all teams. It is the foundation of our system of work and helps every team in an organization plan and track work, align work to goals, and unleash knowledge.
•Strategy Collection, which includes Jira Align, Focus, and Talent apps, is our first specialized Collection. It is purpose-built for enterprise leaders and decision-makers in technology-driven organizations to provide a clear view of the most important priorities and ensure their teams are driving towards the highest value outcomes.
Data Center Products
We offer team collaboration products on our Data Center deployment option, such as Jira, Confluence, Jira Service Management, Bitbucket, Crowd, and Bamboo. Many of these products perform similar functions as their cloud app equivalents, but do not have the enhanced capabilities of AI, Rovo, advanced analytics, and automation, or the benefits of continuous innovation and seamless integration that the Atlassian Cloud Platform provides.
Our Business Model
Research and Development
Our research and development organization is primarily responsible for the design, development, testing and delivery of our apps and platform. It is also responsible for our customer services platforms, including billing and support, the Atlassian Marketplace, Forge platform, and certain marketing and sales systems that power our high-velocity, low-friction distribution model.
As of June 30, 2025, over 50% of our employees were involved in research and development activities. Our research and development organization consists of talented, agile, and dynamic teams that enable the delivery of rapid innovation to our customers. Research and development activities primarily include the development and release of new apps, enhanced functionality of existing apps, and expanded cloud platform capabilities to continually deliver value to customers, drive expansion with existing customers, and attract new customers. Given our focus on customer value, we work closely with our customers to understand their needs, measure user satisfaction, and incorporate the feedback that matters most from our users into our development process.

We will continue to make significant investments in research and development to support these efforts.
Sales and Marketing
Our Distribution Model
Our go-to-market approach is driven by the strength and innovation of our platform, apps, and the market opportunity. Our model focuses on a land-and-expand strategy, with automated and low-touch customer service, superior product quality, and transparent pricing to land new customers and the initial expansion to new users and teams. This means lower customer acquisition costs and go-to-market expenses for new customers and initial expansions. In addition to our powerful flywheel motion, we have strategically grown our sales team to focus on expanding the relationships with our existing customers, particularly large enterprises.
For our flywheel motion, we primarily rely on word-of-mouth and low-touch demand generation to drive trial, adoption, and initial expansion of our apps. For our sales-led motion, we rely on a combination of field sales, solution sales, and a global network of channel partners to expand our presence within our enterprise customer base.
The following are key attributes of our unique model:
•Innovation-driven - Relative to other enterprise software companies, we invest significantly more in research and development relative to marketing and sales. Our goal is to focus our spending on new app, features, and platform developments that improve quality, ease of adoption, and expansion, which creates organic customer demand. We also invest in ways to automate and streamline distribution and customer support functions to enhance our customer experience and improve our efficiency.
•Simple and Affordable - We offer our apps at affordable prices in a simple and transparent format. For example, a customer can use a free version of our apps for a certain number of users. In addition, a customer coming to our website can evaluate and purchase a subscription for one of our apps, up to a certain number of users, based on a transparent list price without any interaction with a salesperson. This approach is designed to complement the easy-to-use, easy-to-adopt nature of our apps and drive adoption by large volumes of new customers.
•Organic and Expansive - Our model benefits significantly from customer word-of-mouth, driving traffic to our website. The vast majority of our transactions are conducted on our website, which drastically reduces our customer acquisition costs. We also benefit from distribution leverage via our network of solution partners, who resell and customize our apps. Once we have landed within a customer team, the networked nature and flexibility of our apps tend to lead to adoption by other teams and departments, resulting in user growth, new use cases, and the adoption of our other apps.
•Scale-oriented - Our model is designed to serve and support significant customer scale. With more than 300,000 customers using our software today, we are able to reach millions of users, gather insights to continually improve our offerings, and generate revenue growth by expanding within our customer accounts. Many of our customers began their journey with us at a significantly smaller scale, realized the value of our apps, and expanded their footprint meaningfully over time, demonstrating our ability to expand within our existing customer base. Our apps drive mission-critical workflows within customers of all sizes, including enterprise customers. We offer enhanced capabilities in premium and enterprise editions of our apps, and we have strategically evolved our expansion sales motion to serve our largest customers. Ultimately, our model is designed to serve customers large and small and to benefit from the data, network effects, and customer insights that emerge from such scale.
•Data-driven - Our scale and the design of our model allows us to gather insights into and improve the customer experience. We track, test and refine every step of the customer journey and our users' experience. This allows us to intelligently manage our funnel of potential users, drive conversion and expansion, and promote additional apps or Collections to existing users. Our scale enables us to experiment with various approaches to these motions and constantly tune our strategies for user satisfaction and growth.
Sales
We land and initially expand with new customers primarily through our flywheel sales motion, leveraging our website as the primary forum for new customer engagement and support for thousands of commercial transactions daily. By focusing on an automated, easy-to-use web-based purchasing process that allows payment via credit card or bank/wire transfer, we enable customer self-service and data-driven targeting. This approach means we do not have to solely rely on a traditional, commissioned direct sales force until a customer reaches a specific size, thanks to the automation and efficiency built into our sales model.
We expand the relationships with our largest existing customers primarily through our direct sales force. Our sales team primarily focuses on customer-centric selling by understanding the unique needs, challenges, and goals of our existing enterprise customers. We expand these relationships by selling to more teams within an organization, selling additional apps to existing users, and upgrading customers to the higher-value editions or Collections of our cloud software.
We also have a global network of solution partners with unique expertise, services, and products that complement the Atlassian portfolio, such as deployment and customization services, localized purchasing assistance around currency, language, and specific in-country compliance requirements. We have sales programs and teams that focus on supporting our solution partners, tracking channel sales activity, supporting and servicing our largest customers by helping optimize their experience across our product portfolio, helping customers expand their use of our apps across their organizations, and helping evaluators learn how they can use our tools most effectively.
Marketing
Our marketing efforts focus on growing our Company brand, building broader awareness, and increasing demand for our apps and Collections, particularly with enterprise customers. We invest in brand and product promotion, demand generation through direct marketing and advertising, in-person customer events, strategic partnerships, industry analyst relations, and content development to help educate the market about the benefits of our apps. We also leverage insights gathered from our users and customers to improve our targeting and, ultimately, the return on investment from our marketing activities.
Seasonality
Our business experiences seasonal fluctuations due to customer buying patterns. We expect these patterns to become more pronounced as we continue to target large enterprise customers. Our revenue fluctuates quarterly and within our quarterly financial results. In general, a higher percentage of customer sales are executed in the second and fourth quarters of our fiscal year.
Our Competition
Our apps serve teams of all sizes and across nearly every industry.
Our competitors range from large technology vendors to new and emerging businesses in each of the markets we serve:
•Software Teams - Our competitors include large technology vendors and smaller companies that offer project management, collaboration, and developer tools.
•Service Teams - Our competitors range from cloud vendors targeting enterprise service management teams to legacy vendors that offer service desk solutions.
•Business Teams - Our competitors range from large technology vendors offering a suite of products, to smaller companies offering point solutions for team collaboration.
In most cases, due to the flexibility and breadth of our apps, we co-exist within our own customer base alongside many of our competitors’ products.
The principal competitive factors in our markets include product capabilities, flexibility, total cost of ownership, ease of access and use, performance and scalability, integration, customer satisfaction, and global reach. We believe our product strategy, distribution model, and company culture allow us to compete favorably on all these factors.
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
As of June 30, 2025, we had 569 issued patents and have approximately 415 applications pending in the United States. We also have a number of patent applications pending before the European Patent Office. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We are the registered holder of a variety of domain names that include ‘‘Atlassian’’ and similar variations.
In addition to the protection provided by our registered intellectual property rights, we protect our intellectual property rights by imposing contractual obligations on third parties who develop or access our technology. We enter into confidentiality agreements with our employees, consultants, contractors, and business partners. Our employees, consultants and contractors are also subject to invention assignment agreements, pursuant to which we obtain rights to technology that they develop for us. We further protect our rights in our proprietary technology and intellectual property through restrictive license and service use provisions in both the general and product-specific terms of use on our website and in other business contracts.
Governmental Regulations
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, cybersecurity, intellectual property, AI technology, corporate governance, tax, environmental, government contracting, trade, antitrust, employment, import/export, and anti-corruption. Compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, or otherwise have an adverse effect on our business, reputation, financial condition, and operating results. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management
We believe our employees to be our greatest asset, and we strive to foster a collaborative, productive, and fun work environment. As of June 30, 2025, we had 13,813 full-time employees. We also engage temporary employees and consultants as needed to support our operations.
In order to support a talented, global, and distributed workforce that reflects our core values and enables us to drive positive value for our customers, we emphasize building and maintaining a strong culture. We also invest in people development and sustainability programs, in addition to our total rewards program, which includes competitive compensation and benefits and a distributed work approach. Our efforts have led to external recognition for our workplace and company.
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

Build with heart and balance
“Measure twice, cut once.” Whether you’re building a birdhouse or a business, this is good advice. Passion and urgency infuse everything we do, alongside the wisdom to consider options fully and with care. Then we make the cut, and we get to work.

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
We believe that our culture plays a key role in our ability to attract, retain, and develop a talented, global, and distributed workforce and our ability to drive customer value and achieve competitive differentiation.
Sustainability
Atlassian’s sustainability strategy is focused on our impact on the planet, people, and customers. Atlassian has set science-based targets to achieve net zero emissions by 2040, invested in People programs, committed to respecting human rights, and laid out guiding principles, commitments, and practices for responsible technology.
We publish an annual Sustainability Report that details our sustainability progress, including information about our strategy, workforce, emissions data, human rights, sustainability governance practices, public policy efforts, and responsible technology approaches. Our Sustainability Report aligns to leading reporting frameworks including the Greenhouse Gas Protocol, the Taskforce on Climate-related Financial Disclosures and the Sustainability Accounting Standards Board. The latest Sustainability Report can be found in the Investor Relations section of our website, under the Sustainability tab. The contents of these materials, or the contents of those materials accessible through our website, are not incorporated into this Annual Report on Form 10-K.
Team Everyone

Our “Team Everyone” approach is designed to unleash the potential of every Atlassian by seeking to build a workplace where everyone belongs, is valued and can do their best work—together.
We believe in implementing a structural approach to mitigating bias and driving inclusion across how we hire, promote, and retain our people. Launched in 2022, Atlassian Employee Resource Groups (“ERGs”) play a vital role in our culture of inclusion, and over 10% of our employees now participate in one or more of our nine ERG communities. We also aim to embed bias mitigation across our hiring process, empower leaders with the training and support to build teams where members can thrive, and provide all employees with tools to support employee wellness.
Team Anywhere
We call our approach to distributed work “Team Anywhere.” The vast majority of our employees are offered the choice to work from their homes, our physical office locations, or any combination of the two, within 15 countries. We strive to use an evidence-based approach to create an effective and collaborative workforce, and as such, promote programs like intentionally planned in-person team gatherings in order to foster employee engagement and connectivity. We believe our Team Anywhere approach allows for a variety of benefits, including greater flexibility for our employees and broadening our talent pool beyond the urban hubs in which we have physical office locations.
Total Rewards
Atlassian aims to offer its employees competitive compensation and benefits packages, which are reviewed annually. Our employees are compensated through a combination of fixed and variable or incentive-based cash compensation. The majority of our employees are also awarded equity compensation in the form of restricted stock units.
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
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at https://investors.atlassian.com/financials/sec-filings as soon as reasonably practicable after we file or furnish any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Atlassian has used, and will continue to use, its Investor Relations website at https://investors.atlassian.com as a means of making material information public and for complying with its disclosure obligations. Therefore, we encourage investors, the media, and others interested in Atlassian to review the information we make public in our Investor Relations website, as such information could be deemed to be material information.

Information on or that can be accessed through these websites is not part of this Annual Report on Form 10-K, and the website addresses included in this report are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any such risks and uncertainties actually occur, our business, financial condition or results of operations could differ materially from the plans, projections, and other forward-looking statements included elsewhere in this Annual Report on Form 10-K and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occur, our business, financial condition, or results of operations could be harmed substantially.

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
•Our AI offerings and investments may not be successful, which could adversely affect our business or financial results.
•We may encounter challenges as we continue to transition our business to focus on Cloud offerings.
•Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
•If we are not able to develop or package new apps, agents and enhancements to our existing offerings that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
•We invest significantly in research and development, and to the extent our research and development investments do not translate into new offerings or material enhancements to our current offerings, or if we do not use those investments efficiently, our business and results of operations would be harmed.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.
•We may encounter challenges as we develop our sales force and sales strategy.
•Our business model for our low-touch customers is based in part on a high volume of transactions and organic expansion. If this model is not effective, our business and results of operations could be harmed.
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
•Real or perceived errors, failures, vulnerabilities, or bugs in our offerings or in the apps on Atlassian Marketplace could harm our business and results of operations.
•Privacy concerns and laws, as well as evolving regulation of cloud computing, AI apps and services, cross-border data transfer restrictions, and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
•Our quarterly results have fluctuated in the past and may fluctuate significantly in the future and may not fully reflect the underlying performance of our business.
•We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
•Seasonality may cause fluctuations in our revenue.
•Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
•Our global operations and structure subject us to potentially adverse tax consequences.
•Our development and use of AI technologies may expose us to operational, legal, regulatory, reputational and other risks that may adversely affect our business.
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
We have experienced rapid growth in recent years and our historical growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our apps, agents and platforms; increase in competition; challenges relating to collecting accounts receivable or collection periods; seasonality in the timing of our sales; the duration of our sales contracts; limitations on our ability to, or any decision not to, increase pricing, slower than anticipated adoption of or migration to our Cloud offerings; failure to capitalize on growth opportunities; contraction in our overall market; or impact from broader macroeconomic factors. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
In addition, we expect our expenses to increase substantially in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally and develop new apps, agents and features for, and enhancements of, our existing apps and agents, including our AI offerings. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we have not in the past and may not in the future be able to achieve profitability as determined under U.S. generally accepted accounting principles (“GAAP”). The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and achieve profitability.
The continuing global economic and geopolitical volatility, and measures taken in response, could harm our business and results of operations.
Large-scale international events in recent years, such as the geopolitical instability and war in regions including Ukraine and the Middle East and economic uncertainty regarding the imposition of and changes in trade policies (including trade wars, tariffs or other trade restrictions or the threat of such actions), have negatively impacted or may in the future negatively impact the global economy, including by disrupting global supply chains and creating volatility and disruption of financial markets. These impacts, as well as economic uncertainty from market, interest rate, and inflation volatility, have and may continue to cause us to experience decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital.
The impact our customers or potential customers experience from global economic and geopolitical volatility adversely affects demand for our offerings. Our business depends on demand for business software applications generally and collaboration software solutions in particular. The market adoption of our products and our revenue is dependent on the number of users of our products. The continuing global economic and geopolitical volatility and uncertainty could cause customers to reduce the number of personnel providing development or engineering services and decrease technology spending (including for software products). We may see declines in expected spending from new customers or renewals and reductions in paid seats from existing customers. There may also be negative impacts to collections of accounts receivable. Some customers, particularly our small- and medium-sized customers, may reduce or delay spending, request extended payment terms or concessions, or even file for bankruptcy protection or go out of business. We may also experience elongated sales cycles, budget cuts and freezes, delays in project implementation, and increased pricing pressure from our enterprise or larger-sized customers. Any of these impacts could harm our business, results of operations, and financial condition, and also negatively impact our ability to forecast our future results.
The extent to which global economic and geopolitical factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time. We have seen revenue growth from existing customers moderate and have experienced volatility in the trading prices for our Class A Common Stock; such volatility may continue in the long term. Any sustained adverse impacts from these and other macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock. They could also heighten many of the other risks described in this “Risk Factors” section.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
The markets for our solutions are fragmented, rapidly evolving, highly competitive, and have relatively low barriers to entry. We face competition from a wide range of companies in each of the markets we serve, including from both large technology vendors and smaller companies that offer project management, collaboration, and developer tools; both cloud vendors targeting enterprise service management teams and legacy vendors that offer service desk solutions; and both large technology vendors that offer a suite of products and smaller companies offering point solutions for team collaboration. Some of our competitors have also made acquisitions to offer a more comprehensive product or service offering, which may allow them to compete more effectively with our offerings. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Following such consolidations, companies may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, larger enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, including AI, the evolution of our apps, agents, and Collections, and new market entrants, we expect competition to intensify in the future. For example, our competitors may develop more effective AI products, more successfully incorporate AI into their offerings and sales strategy, gain or leverage superior access to certain AI technologies, or achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our offerings to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. Additionally, some current and potential customers, particularly large organizations, have elected, and more may in the future elect, to develop or acquire their own internal collaboration and productivity software tools that would reduce or eliminate the demand for our solutions.
Our offerings seek to serve multiple markets, and we are subject to competition from a wide and varied field of competitors. Some competitors, particularly new and emerging companies with sizeable venture capital investment, could focus all their energy and resources on one product line or use case and, as a result, any one competitor could develop a more successful product or service in a particular market we serve which could decrease our market share in that market and harm our brand recognition and results of operations. For all of these reasons and others we cannot anticipate today, we may not be able to compete successfully against our current and future competitors, which could harm our business, results of operations, and financial condition.
Our AI offerings and investments may not be successful, which could adversely affect our business or financial results.
We are investing in AI across the company and increasingly building out our AI-powered offerings, including apps, agents, and features like our Rovo platform apps. We expect AI apps, agents and features, both those we develop and those developed by third parties, to continue to be important to our offerings and our operations over time, but there can be no assurances that we will effectively develop, implement or market AI agents and features or that we will realize the desired or anticipated benefits from AI. We bear significant development and operational costs in building and supporting our AI tools and offerings, and expect these investments to continue to negatively impact our operating margins in the near term. Developing, maintaining, and deploying these technologies involves substantial risks, and we cannot guarantee that they will improve our offerings or provide benefits to our customers or business. As our business and offerings evolve to incorporate additional AI capabilities, we may be unable to effectively monetize our AI offerings or determine new methods for capitalizing on these opportunities. For example, we have made Rovo available to our premium and enterprise edition Jira, Confluence, and Jira Service Management customers at no additional cost to them and expect to do so for our standard edition customers in the near future. If strategies like this are not successful in helping us win new customers and retain and expand within existing customers, we may not be able to offset the investments we have made in these technologies, which would adversely impact our results of operations and financial condition.
Additionally, AI technology and services is a highly competitive and rapidly evolving market. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than we can. Our ability to compete in this space will also depend in part on our ability to attract and retain employees with AI expertise. We also rely on certain third-party AI models, products, and integration providers. Such providers may be prohibited from offering certain models or technologies in jurisdictions in which we operate, may terminate their relationships with us, or otherwise cease to make certain models or technologies available to us, or may make certain models or technologies more expensive for us to use. Additionally, it is possible that an increased prevalence of AI may impact the work practices of software teams, IT operations and support teams, leadership, and business teams, and therefore our market opportunity. Any of the foregoing could adversely affect our business, reputation, or financial results.
We may encounter challenges as we continue to transition our business to focus on Cloud offerings.
While a substantial majority of our business was historically generated from customers using Server products, which are no longer available, and Data Center products, over time, our Cloud offerings have become more central to our distribution model. We expect this trend to continue in the future. We are directing a significant portion of our financial and operating resources to implement robust Cloud offerings and to migrate our existing customers to our Cloud offerings, and this transition is affecting and will continue to affect our results of operations, revenue recognition practices, and financial condition. For example, due to the higher fees associated with hosting our Cloud infrastructure, we have and expect to continue to see increased expenses and lower margins as customers transition to Cloud. Our strategy to provide our AI tools at no or low cost to the majority of our Cloud customers may further increase these hosting costs without corresponding revenue increases. Revenues recognized from our Cloud offerings are also typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins. We may also be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. In our migration from Server, we offered discounts to certain of our enterprise-level Server customers as an incentive, which impacted our near-term revenue growth, and we may offer similar discounts in the future. If our Data Center customers do not migrate to our Cloud offerings in the future or migrate more slowly than we anticipate, our revenue growth and profitability may be negatively impacted. If our Cloud offerings do not develop at the rate as we expect, if we are unable to continue to scale our systems to meet the requirements of successful, large Cloud offerings, or if we lose customers currently using our Data Center products due to our increased focus on our Cloud offerings, our business, results of operations and financial condition could be harmed.
Our business depends on our customers renewing their subscriptions and purchasing additional licenses or subscriptions from us, and any decline in our customer retention or expansion could harm our future results of operations.
In order for us to maintain or improve our results of operations, it is important that our customers renew their licenses or subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our customers have no obligation to renew their licenses or subscriptions, and our customers may not renew licenses or subscriptions with a similar contract duration or with the same or greater number of users. The majority of our customer base is on annual or monthly terms. Some of our customers have elected not to renew their agreements with us in the past, and it is difficult to accurately predict long-term customer retention.
Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including but not limited to our customers’ satisfaction with our offerings, releases, support and pricing, customer awareness and adoption of the benefits and features of our offerings, changes to the packaging of our product offerings (including our purchasable Collections and the product packaging and pricing of our AI offerings), our increased focus on our Cloud offerings, competing software products and new market entrants, our customers’ ability to continue their operations and spending levels, mergers and acquisitions affecting our customer base, or the effects of global economic conditions on us or our customers, partners and suppliers. Additionally, we may be unable to timely address any retention issues with specific customers, which could harm our results of operations. If our customers do not purchase additional licenses or renew their subscriptions, renew on less favorable terms, or fail to add more users, our revenue may decline or grow less quickly, which could harm our future results of operations and prospects.
If we are not able to develop or package new apps, agents and enhancements to our existing offerings that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing offerings and to introduce and package compelling new apps or agents that reflect the changing nature of our markets. The success of any enhancement to our offerings depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new apps or agents that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
The markets for our offerings are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our offerings in the marketplace. For example, with the development of next-generation solutions, including AI solutions, we have and expect to continue to commit significant resources to developing new AI apps and agents and other enhancements incorporating AI, and there is no guarantee that our investments and efforts will result in wider adoption of our offerings in the marketplace. If new technologies emerge that can deliver competitive products and services at lower prices, more efficiently, more reliably, more conveniently or more securely or if new products are introduced into the market that could render any of our existing offerings obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our offerings.
If we are unable to successfully develop new apps and agents, enhance our existing offerings to meet customer requirements, or otherwise gain market acceptance, our business, results of operations, and financial condition could be harmed.
We invest significantly in research and development, and to the extent our research and development investments do not translate into new offerings or material enhancements to our current offerings, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to develop new offerings and enhance our existing offerings to address additional applications and markets. In fiscal years 2025 and 2024, our research and development expenses were 51% and 50% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business could be harmed, and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling apps or agents and generate revenue, if any, from such investment. Additionally, anticipated customer demand for an offering we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of offerings that are competitive in our current or future markets, it could harm our business and results of operations.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced and expect to continue to experience rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. We operate globally and sell our offerings to customers in over 200 countries and territories. Further, we have employees in Australia, Canada, France, Germany, India, Japan, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Korea, Turkey, the U.S., and the United Kingdom (the “UK”), and many of our employees have been with us for relatively shorter tenures. We plan to continue to invest in and grow our team and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse and growing employee base.
We have also experienced significant growth in the number of customers, users, transactions, and data that our offerings and our associated infrastructure support. If we fail to successfully manage our anticipated growth, the quality of our offerings may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers. Finally, our organizational structure is becoming more complex and if we fail to scale and adapt our operational, financial, and management controls and systems, as well as our reporting systems and procedures, to manage this complexity, our business, results of operations, and financial condition could be harmed. We will require significant capital expenditures and the allocation of management resources to grow and adapt in these areas.
We may encounter challenges as we develop our sales force and sales strategy.
In recent years, we have focused on strategically growing our sales force to expand and deepen our relationships with our largest existing customers, particularly in the enterprise segment. As our sales force continues to develop, we may encounter challenges in identifying, recruiting, training, and retaining a qualified sales force, and we expect this growth to require significant time, expense, and attention. Expanding our sales infrastructure also has impacts on our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses while maintaining positive free cash flow.
As our enterprise sales teams grow, we face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales. Since the sales cycles for our enterprise offerings are multi-phased and complex, it can be unpredictable when a given sales cycle will close. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our apps, agents, Collections, services, and solutions, particularly because the decision to use our offerings is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles, and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more resources to implementation, which increases our costs, without assurance that customers receiving these services will renew at the same level or at all. Additionally, our revenue from enterprise customers may be affected by seasonality in sales cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements. We expect to see these impacts increase as we grow our enterprise sales motion. An increase in enterprise sales contracts could also increase our number of or mix of multi-year sales contracts, which can also have an impact on our revenue cycles.
Additionally, our existing and future pricing and packaging strategies for enterprise and other customers for our existing and future service offerings may not be accepted by customers. For example, we offer certain apps and agents in purchasable Collections and we have limited experience with determining the optimal pricing and terms for such packaging. Our adoption of, or failure to adopt, changes to our pricing and packaging strategies, as well as the timing and manner of such changes, may harm our business, results of operations and financial condition.
Our business model for our low-touch customers is based in part on a high volume of transactions and organic expansion. If this model is not effective, our business and results of operations could be harmed.
Our business model for low-touch customers is based in part on attracting a high volume of customers through free trials, limited free versions, and affordable starter licenses. For example, we have traditionally offered entry-level or free pricing for certain offerings to small teams at a price that typically does not require capital budget approval and that is orders-of-magnitude less than the price of traditional enterprise software. This approach is intended to drive trial, adoption, and initial expansion organically within organizations, through low-touch customer service, high product quality, and transparent pricing arrangements. However, if users do not perceive sufficient value in upgrading from free or entry-level offerings or if users do not become, or influence others to become, paying customers, we may not realize the intended benefits of this strategy. Any decrease in our customers’ satisfaction with our offerings, either as a result of our own actions or due to factors outside of our control, could also harm word-of-mouth referrals and our brand. Historically, a majority of users do not convert from free trials or limited free versions to paid apps or products, and our strategy also relies on these users influencing broader adoption within their organizations. Additionally, we have historically increased and will continue to increase prices from time to time, which may also hurt the efficacy of this strategy.
Our ability to compete may be adversely affected as competitors introduce lower-cost or free alternatives, making it more difficult to acquire new customers. Some customers may also view our offerings as discretionary purchases, which can reduce demand, especially during periods of economic uncertainty. If we are unable to sell our software in high volume, or if our free trial and affordable pricing strategies do not result in sufficient conversion to paid customers, our business, results of operations, and financial condition could be harmed.

Any failure to offer high-quality product support could harm our relationships with our customers and our business, results of operations, and financial condition.
In deploying and using our apps, agents and products, our customers depend on our product support teams to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We may also be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a global and vast customer base, we need to be able to provide efficient product support that meets our customers’ needs globally at scale. The number of our customers has grown significantly and that has put additional pressure on our product support organization. End customers may also reach out to us requesting support for third-party apps sold on the Atlassian Marketplace. To supplement our customer support teams, we have relied in the past and will continue to rely on third-party vendors to fulfill requests about third-party apps and self-service product support to resolve common or frequently asked questions for Atlassian offerings. If we are unable to provide efficient product support globally at scale, including through the use of third-party vendors and self-service support, our ability to grow our operations could be harmed and we may need to hire additional support personnel, which could harm our results of operations. Certain of our customers have in the past experienced outages across their use of our apps, agents and products and it is possible that similar incidents may occur in the future. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our apps, agents, and products to existing and prospective customers, and our business, results of operations and financial condition.
If we are unable to develop and maintain successful relationships with our solution partners, our business, results of operations, and financial condition could be harmed.
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2025, we derived over 50% of our revenue from channel partners’ sales efforts. At times in fiscal year 2025, one solution partner has represented more than 10% of our total accounts receivable.
Successfully managing our indirect channel distribution efforts is a complex process across the broad range of geographies where we do business or plan to do business. If any solution partners fail to pay us under the terms of our agreements, including any delays in payment, or we are otherwise unable to collect on our accounts receivable from these solution partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Additionally, our solution partners are independent businesses we do not control. Notwithstanding this independence, we still face legal risk and reputational harm from the activities of our solution partners, including, but not limited to, export control violations, workplace conditions, corruption, and anti-competitive behavior.
Our agreements with our existing solution partners are non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our offerings with limited or no notice and with little or no penalty. We expect that any additional solution partnerships we identify and develop in the future will be similarly non-exclusive and unbound by any requirement to continue to market our offerings. If we fail to identify additional solution partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future solution partners in independently distributing and deploying our offerings, our business, results of operations, and financial condition could be harmed. If our solution partners do not effectively market and sell our offerings or fail to meet the needs of our customers, our reputation and ability to grow our business could also be harmed.
If we fail to integrate our apps, agents, and products with a variety of operating systems, software applications, platforms and hardware that are developed by others, our products may become less marketable, less competitive, or obsolete and our results of operations could be harmed.
Our apps, agents and products must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our apps, agents, and products to adapt to changes in hardware, software, networking, browser, and database technologies. In particular, we have developed our apps, agents, and products to be able to easily integrate with third-party applications, including the applications of software providers that compete with us, through the interaction of application programming interfaces (“APIs”). In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on long-term written contracts to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers. From time to time, certain providers may claim we have failed to meet these standard terms and conditions. Our business could also be harmed if any provider:

•discontinues or limits our access to its APIs, due to a claim of breach of terms and conditions or for any other reason;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over ours.
We may also be subject to privacy risks in connection with the third-party data we collect and process through APIs and, in some instances, customers may find our administrative controls for such data use inadequate. As with any data processing, there are privacy considerations for the data we collect and process from third-party sources, and customers may seek more controls in our products around third-party integrations. We believe a significant component of our value proposition to customers is the ability to optimize and configure our apps, agents, and products with these third-party applications through our respective APIs. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for our offerings could decline and our business and results of operations could be harmed.
In addition, an increasing number of organizations and individuals within organizations are utilizing mobile devices to access the internet and corporate resources and to conduct business. We have designed and continue to design mobile applications to provide access to our apps, agents, and products through these devices. If we cannot provide effective functionality through these mobile applications as required by organizations and individuals that widely use mobile devices, we may experience difficulty attracting and retaining customers. Failure of our apps, agents, and products to operate effectively with future infrastructure platforms and technologies could also reduce the demand for our offerings, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our apps, agents, and products may become less marketable, less competitive, or obsolete and our results of operations could be harmed.
We derive a majority of our revenue from Jira, Confluence, and Jira Service Management.
We derive a majority of our revenue from Jira, Confluence, and Jira Service Management. As such, the market acceptance of these apps and products is critical to our success. Demand for these and our other offerings is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our offerings by customers for existing and new use cases, the timing of development and release of new apps, products, features, functionality, and lower cost alternatives introduced by our competitors, technological changes and developments within the markets we serve, and growth or contraction in our addressable markets. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our offerings, our business, results of operations, and financial condition could be harmed.
If we cannot continue to expand the use of our offerings beyond our initial focus on software developers, our ability to grow our business could be harmed.
Our ability to grow our business depends in part on our ability to persuade current and future customers to expand their use of our offerings to additional use cases beyond software developers, including information technology and business teams. If we fail to predict customer demands or achieve further market acceptance of our offerings within these additional areas and teams, or if a competitor establishes a more widely adopted product for these applications, our ability to grow our business could be harmed.
Our corporate values have contributed to our success, and if we cannot maintain these values as we grow, we could lose the innovative approach, creativity, and teamwork fostered by our values, and our business could be harmed.

We believe that a critical contributor to our success has been our corporate values, which we believe foster innovation, teamwork, and an emphasis on customer-focused results. In addition, we believe that our values create an environment that drives and perpetuates our product strategy and low-cost distribution approach. As we undergo growth in our customers and employee base and maintain a remote-first “Team Anywhere” work environment, we may find it difficult to maintain our corporate values. Any failure to preserve our values could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
If we are not able to maintain and enhance our brand, our business, results of operations, and financial condition could be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our and our solution partners’ marketing efforts, our ability to continue to develop high-quality products, our ability to minimize and respond to errors, failures, outages, vulnerabilities, or bugs, and our ability to successfully differentiate our products from competitive products. In addition, independent industry analysts often provide analyses of our products, as well as the products offered by our competitors, and the perception of the relative value of our products in the marketplace may be significantly influenced by these analyses. If these analyses are negative or less positive as compared to those of our competitors’ products, our brand may be harmed.
Our reputation could also be adversely impacted by, among other things, any failure or perceived failure in our social and environmental practices, public pressure from investors or policy groups to change our policies, or customer perceptions of our marketing efforts, sponsorship arrangements, social media or any statements made by us, our executives and employees, agents or other third parties. Our sponsorship relationships and partnerships may also subject us to negative publicity as a result of any actual or alleged conduct by, or consumers’ perceptions of, our partners or individuals and entities associated with such organizations, which could have an adverse effect on our reputation and brand.
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
We operate the Atlassian Marketplace, an online marketplace, for selling third-party, as well as Atlassian-built, apps. We rely on the Atlassian Marketplace to supplement our promotional efforts and build awareness of our offerings, and we believe that third-party apps from the Atlassian Marketplace facilitate greater usage and customization of our offerings. If we do not continue to add new vendors and developers, are unable to sufficiently grow the number of cloud apps our customers demand, or our existing vendors and developers stop developing or supporting the apps that they sell on the Atlassian Marketplace, our business could be harmed.
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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, in fiscal year 2024, we acquired Loom, Inc., an asynchronous video messaging platform that helps users communicate through instantly shareable videos. We also from time to time enter into strategic relationships with other businesses to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, their software and services are not easily adapted to work with our apps, agents and products, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. We may also be, and we from time to time have been, exposed to unknown risks or liabilities, including security risks, stemming from acquisitions. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized.
In the future, we may not be able to find suitable acquisition or strategic investment candidates, and we may not be able to complete acquisitions or strategic investments on favorable terms, or at all. Our previous and future acquisitions or strategic investments may not achieve our goals, and any future acquisitions or strategic investments we complete could be viewed negatively by users, customers, developers, or investors.
Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges, expenses, or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay;
•encounter difficulties retaining key employees of the acquired company, technology, or business cultures; and/or
•become subject to adverse tax consequences, substantial depreciation, impairment, or deferred compensation charges.
Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
If our security controls are compromised, leading to unauthorized or inappropriate access to customer data, our products could be perceived as insecure, and such perception may result in the loss of existing customers, hinder our ability to attract new ones, and expose us to significant liabilities.
Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including potentially personal or identifying information. Unauthorized or inappropriate access to, or security breaches of, our products could result in unauthorized or inappropriate access to data and information, and the loss, compromise or corruption of such data and information. In the event of a security breach, we could suffer loss of business, severe reputational damage, adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. In addition, we rely on third-party service providers to host or otherwise process some of such data, and any failure by a third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data could have similar adverse consequences for us. We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Our errors and omissions insurance, covering certain security and privacy damages and claim expenses, may not be sufficient to compensate for all liabilities we may incur.
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, the techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance, and other causes. We have in the past been, and may in the future be, a target of security threats, including from state actors. While these incidents have not materially affected our business, reputation or financial results, there is no guarantee they will not in the future. Third parties have in the past and may in the future also utilize our products and platforms for malicious purposes, such as to upload abhorrent content (including on our Loom app) or host malware, which could result in reputational harm to us and negatively impact our business.
Our remote-first “Team Anywhere” work environment may pose additional data security risks. We also continue to build AI into our offerings, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
As we further transition to selling our apps, agents, and products via our Cloud offerings, continue to collect more personal and sensitive information, and operate in more countries, our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and have in the past, and may in the future, contain bugs, vulnerabilities, or defects that pose data security risks to our customers or lead to the unauthorized access of user data. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products may be subject to vulnerabilities in the third-party software on which we rely. We have in the past identified a vulnerability in an open source software application we used and similar incidents may occur in the future and could have a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
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
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is disclosed without authorization, accessed by unauthorized persons, lost or deleted, or otherwise impacted by a security breach. There may be additional regulations regarding the security of such data in the future. Additionally, we may need to notify customers, governmental authorities, and/or other affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to customers, governmental authorities, and/or other individuals whose personal information has been impacted by a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We are also contractually required to notify customers or other counterparties of certain security incidents, including certain data security breaches. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
Interruptions or performance problems associated with our technology and infrastructure could harm our business and results of operations.
We rely heavily on our network infrastructure and information technology systems for our business operations, and our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. In addition, we rely almost exclusively on our websites for the downloading of, and payment for, all our apps, agents, and products. We have experienced, and may in the future experience, disruptions, data loss and corruption, outages and other performance problems with our infrastructure and websites due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. In some instances, we have not been able to, and in the future may not be able to, identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and websites become more complex and our user traffic increases.
If our apps, agents, products or websites are unavailable, if our users are unable to access our apps, agents, products or websites within a reasonable amount of time, or at all, or if our information technology systems for our business operations experience disruptions, delays or deficiencies, our business could be harmed. We may be subject to regulations that require us to report extended services outages to governmental authorities and customers. Moreover, we provide service level commitments under certain of our paid customer cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, we have in the past incurred costs associated with offering service level credits and other concessions to certain customers who experienced outages across their use of our offerings. It is possible that large-scale outages in the future could materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages, and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
Additionally, we depend on services from various third parties, including cloud computing platform providers (such as Amazon Web Services) and other hardware and software providers, as well as general internet availability, to maintain our infrastructure and distribute our apps, agents, and products. Any disruptions in these services, including as a result of actions outside of our control, would significantly impact the continued performance of our apps, agents, and products. In the future, these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in decreased functionality of our apps, agents, and products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated into our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, results of operations and financial condition could be harmed.
Real or perceived errors, failures, vulnerabilities, or bugs in our offerings or in the apps on Atlassian Marketplace could harm our business and results of operations.
Errors, failures, vulnerabilities, or bugs may occur in our offerings, especially when updates are deployed or new apps, agents, or products are rolled out. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors, failures of apps, agents, or products, or other negative consequences in the computing environment into which they are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in our apps, agents, or products. Any such errors, failures, vulnerabilities, or bugs have in the past not been, and in the future may not be, found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our apps, agents or products have and could result in negative publicity, loss of or unauthorized access to customer data, loss of or delay in market acceptance of our offerings, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.
In addition, third-party apps on Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our apps, lead to data loss or unauthorized access to customer data, they may damage our brand and reputation, and affect the continued use of our apps, which could harm our business, results of operations and financial condition.

Privacy concerns and laws as well as evolving regulation of cloud computing, AI products and services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, U.S. state data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. In the European Economic Area (“EEA”) and the UK, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR,” and, together with the EU GDPR, the “GDPR”), impose comprehensive obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers, in relation to our collection, processing, sharing, disclosure and other use of personal data. Data privacy laws and regulations around the globe continue to evolve, and as various jurisdictions introduce similar legislation or regulation, we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our offerings, and adversely affect our business and results of operations.
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. In addition, certain states and foreign jurisdictions, such as Australia, Canada, and the European Union (“EU”), have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. In the EU and UK, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies.
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
We monitor the regulatory, judicial, and legislative environment and have invested in addressing these developments. These new laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance. In addition, changes to penalties, fines, and action related to data breaches could impact our potential liability exposure. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of technology regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy.
Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the EEA to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. While the EU and U.S. governments have recently adopted the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the first such framework has entered into force in the EU; several others have been passed in various jurisdictions.
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
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend toward the private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. In addition, a shift in consumers’ data privacy expectations or other social, economic, or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
Further, any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, our data handling or data protection practices, may also lead to increased regulatory scrutiny or cause our customers to seek alternative products or services. Complaints about the practices of technology companies in general, even if unrelated to our business or operations, may also lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

New laws, guidance or decisions related to AI, as well as the related increased regulatory scrutiny in recent years, may limit our ability to use our AI solutions, apps, agents and features, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs or hinder our ability to improve our services. While the GDPR already provides for transparency obligations and the imposition of safeguards where automated decision-making is used in certain circumstances, a number of U.S. state data privacy laws that have recently passed and/or gone into effect similarly impose transparency obligations and provide the right for data subjects to opt-out of profiling that will have legal or similarly significant effects. As these laws continue to evolve, we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our apps or agents, and adversely affect our business and results of operations.

Finally, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ users to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our offerings or services and could limit adoption of our cloud offerings.
We may be sued by third parties for alleged infringement or misappropriation of their intellectual property rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. We have received, and may receive in the future, communications and lawsuits from third parties, including practicing entities and non-practicing entities, claiming that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Furthermore, the legal issues, including copyright and related rights, surrounding AI technologies and the data used for training such technologies or otherwise used as inputs into such technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of AI technologies into our apps and services may result in exposure to claims of copyright infringement, other intellectual property infringement or misappropriation, or other related claims. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or license payments, prevent us from offering our products or using certain technologies, require us to implement expensive workarounds, refund fees to customers or require that we comply with other unfavorable terms. In the case of infringement, or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims or litigation and to obtain licenses, modify our products or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business.
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
•the timing and terms of customer contracts and renewals;
•seasonality impacts in our sales cycle and other operations;
•challenges in collecting outstanding accounts receivable balances;
•changes in our or our competitors’ pricing policies and offerings;
•new products, features, enhancements, or functionalities introduced by our competitors;
•changes to our overall market;
•the amount and timing of our operating costs and capital expenditures related to the operations and expansion of our business;
•our focus on our Cloud offerings and customer migrations to our Cloud platform;

•the success of our AI offerings and our continued ability to incorporate AI solutions and features into our products, platform and business;
•changes in foreign currency exchange rates or adding additional currencies in which our sales are denominated;
•the amount and timing of acquisitions or other strategic transactions;
•significant security breaches, technical difficulties, or interruptions to our products or the third-party products on which we rely;
•the impact of new accounting pronouncements and associated system implementations, or changes in accounting principles and the application of new and existing accounting principles;
•extraordinary expenses such as litigation, tax settlements, adverse audit rulings or other dispute-related settlement payments;
•the number of new employees added or, conversely, any reductions in force;
•the timing of the grant or vesting of equity awards to employees, contractors, or directors;
•major changes to management or our board of directors;
•general economic conditions, including inflationary pressures and interest rate policy, that may adversely affect either our customers’ ability or willingness to purchase additional licenses, subscriptions, delay a prospective customer’s purchasing decisions, reduce the value of new license or subscription, or affect customer retention; and
•the impact of U.S. and international political and social unrest, changes in trade policies, armed conflict, natural disasters, climate change, diseases and pandemics, and any associated economic downturn, on our results of operations and financial performance.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription plans entered into during previous quarters. Consequently, a decline in new or renewed licenses and subscriptions or any challenges relating to accounts receivable collections or collection periods in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our offerings, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of economic uncertainties may cause customers to request concessions, including better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may continue in the future slow their rate of expansion or edition upgrades or reduce their number of licenses. Changes in the terms of our customer contracts, product lifecycles and the adoption and application of accounting principles relating to revenue recognition also impact our results.
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

Seasonality may cause fluctuations in our revenue.
As we continue to invest in our sales-led motion and deepen our footprint with enterprise customer, we believe we have and may continue to see increased seasonal fluctuations in terms of the timing of when we enter into customer agreements. We believe we may have experienced in the past and may experience in the future seasonality effects due to enterprise customer budget cycles and our internal commission plans and quotas for our enterprise sales force. For instance, a higher percentage of customer sales are executed in the second and fourth quarters of our fiscal year. Seasonality effects may cause variability in revenue growth rates in certain quarters and within quarters. Our revenues fluctuate quarterly, and seasonality effects may cause additional fluctuations in our quarterly financial results. These fluctuations may adversely affect the market price of our Class A Common Stock.
We may require additional capital to support our operations or the growth of our business and we cannot be certain that we will be able to secure this capital on favorable terms, or at all.
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of revenue for our offerings, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit. For example, during periods of higher interest rates, as has occurred in recent years in the U.S. and other regions, debt financing may become more expensive. Our current 2024 Credit Facility and the indenture governing our Notes (each defined below) contain certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian. Any new equity or debt securities we issue could also have rights, preferences, and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of June 30, 2025, we had no outstanding revolving loans under the Credit Facility.
Our Credit Facility requires compliance with various financial and non-financial covenants, including affirmative covenants relating to the provision of periodic financial statements, compliance certificates and other notices, maintenance of properties and insurance, payment of taxes and compliance with laws and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens and mergers, dissolutions, consolidations and dispositions. The Credit Facility also provides for a number of events of default, including, among others, failure to make a payment, bankruptcy, breach of a covenant or representation and warranty, default under material indebtedness (other than the Credit Facility), change of control and judgment defaults. The indentures governing our Senior Notes contain certain negative covenants, including a limitation on liens and a limitation on sale/leaseback covenants.
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
We have strategic investments in privately held companies, and, in the past, publicly traded companies, in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation relative to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company would be typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen.
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
We are subject to income taxes as well as non-income-based taxes in the U.S., Australia, and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for (benefit from) income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, during fiscal year 2024, we entered into a unilateral advanced pricing arrangement with the Australian Taxation Office (“ATO”) in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. We will continue to pursue advanced pricing arrangements in Australia and other jurisdictions to proactively manage and mitigate the risk of transfer pricing disputes with tax authorities. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, in July 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes a broad range of tax reform provisions that may affect our financial results. The OBBBA includes, among other provisions, the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act, which was signed into law in 2017. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable to us in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Certain government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Cooperation and Development (the “OECD”) has introduced various guidelines changing the way tax is assessed, collected, and governed. Of note are the efforts around base erosion and profit shifting which seek to establish certain international standards for taxing the worldwide income of multinational companies. These measures have been endorsed by the leaders of the world’s 20 largest economies.
In March 2018, the EC proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the EU. As collaborative efforts by the OECD and EC continue, some countries have unilaterally moved to introduce their own digital service tax or equalization levy to capture tax revenue on digital services more immediately. Notably, France, Italy, Austria, Spain, the UK, and Turkey have enacted this tax, generally 2% on specific in-scope sales above a revenue threshold. The EU and the UK have established a mandate that focuses on the transparency of cross-border arrangements concerning at least one EU member state through mandatory disclosure and exchange of cross-border arrangements rules. The mandate is further extended to include certain domestic arrangements in Poland. These regulations (known as MDR in the UK and Poland and DAC 6 in the other EU countries) require taxpayers to disclose certain transactions to the tax authorities resulting in an additional layer of compliance and requiring careful consideration of the tax benefits obtained when entering into transactions that need to be disclosed.
The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules began applying to us in fiscal year 2025. In January 2025, the United States issued an executive order announcing opposition to aspects of these rules. In late June 2025, a shared understanding of a new “side-by-side” solution to address U.S. concerns with Pillar Two was announced. If agreed upon and legislated by the OECD countries, this would exclude U.S.-parented groups from certain provisions of Pillar Two. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws, regulations, and taxation officer interpretations. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could harm our results of operations.
We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable to the apps, agents, products, and services we sell in certain jurisdictions. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements could harm our results of operations.
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
While we primarily sell our apps, agents, products, and services in U.S. dollars, we incur expenses in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate fluctuations. A large percentage of our expenses are denominated in the Australian dollar, the Indian rupee, the Euro, and the British pound sterling and fluctuations in these currencies could have a material negative impact on our results of operations. Moreover, our subsidiaries, other than our U.S. subsidiaries, maintain net assets that are denominated in currencies other than the U.S. dollar. In addition, we transact in non-U.S. dollar currencies for our apps, agents, products and services, and, accordingly, changes in the value of non-U.S. dollar currencies relative to the U.S. dollar could affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations.
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
Given the global nature of our business, we have diversified U.S. and non-U.S. investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, including from impacts of inflation, recent geopolitical instability, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our investments, future fluctuations in their value could result in a significant realized loss.
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
Risks Related to Legal and Regulatory Matters
Our development and use of AI technologies may expose us to operational, legal, regulatory, reputational and other risks that may adversely affect our business.
We are continually enhancing and expanding our platform and offerings with AI technology. Our development and use of AI technologies may expose us to operational challenges, legal claims, regulatory scrutiny, and reputational harm. AI models can be flawed, biased, or produce inaccurate or misleading outputs, which may not be easily detected. Inappropriate data practices or negative public perception of AI could reduce acceptance of our AI-enabled products and services. If our AI tools or their outputs are harmful, biased, inaccurate, or otherwise controversial, we could face legal, competitive, or reputational damage, and customers may reduce or discontinue use of our offerings. Additionally, insufficient rights to use third-party AI tools, data, or content could result in violations of intellectual property, privacy, or contractual obligations.
We are also subject to evolving laws and regulations governing AI, including those related to privacy, data protection, intellectual property, and platform moderation. For example, there is currently uncertainty about the extent to which privacy and data protection laws apply to AI technologies and these requirements may conflict with our use of AI technologies. As a result, we may face increased difficulty operating these technologies, be subject to regulatory fines or penalties, be required to modify our business practices, retrain our AI systems, or even be prevented or restricted from using AI technologies altogether. New or changing legal requirements—such as the EU AI Act—may also require significant changes to our practices and increase compliance costs. Because the regulatory landscape for AI is rapidly evolving and varies by jurisdiction, we may face challenges in adapting our products and practices, and cannot predict all potential risks or liabilities related to AI use.
We and our customers are subject to increasing and changing laws and regulations that may expose us to liability and increase our costs.
Federal, state, local and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the technology industry or the industries in which our customers operate, including imposing taxes, fees, or other charges. Changes in these laws or regulations could require us to modify our apps, agents, products, and services in order to comply with these changes. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators in various jurisdictions have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these rules, guidelines, or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed.
Additionally, various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our services outside of the U.S., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. Import, export and economic sanctions laws may also change rapidly due to political events, such as has occurred in response to Russia’s invasion of Ukraine. The exportation, reexportation, and importation of our products, and the provision of services, including by our solution partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws can be time consuming and complex and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations. Changes in import and export laws are occurring in the jurisdictions in which we operate and we may fail to comply with new or changing regulations in a timely manner, which could result in substantial fines and penalties for us and could adversely affect our business, financial condition and results of operation.
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
Finally, as we expand our apps, agents, products, and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that we develop and are otherwise incorporated into our offerings, including AI, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations, and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities.
New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by governments or private entities, changes to or new interpretations of existing laws may result in greater oversight of the technology industry, restrict the types of apps, agents, products and services that we can offer, limit how we can distribute our products, or otherwise cause us to change the way we operate our business. We may not be able to respond quickly to such regulatory, legislative, and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply.
Our sales to U.S. government entities and contractors are subject to additional challenges and risks, including those related to FedRAMP compliance.
We offer apps, agents, products, and services to U.S. federal, state, and local government agencies, as well as to contractors and organizations that support them. We have obtained various government certifications and authorizations that are required to support sales opportunities to the government, including Federal Risk and Authorization Management Program (“FedRAMP”) Moderate, covering Jira, Confluence, and Jira Service Management. Maintaining FedRAMP and other similar restricted cloud environments places an increased compliance burden upon us, which may increase our internal costs to provide services to government agencies. Challenges and risks include:

•Maintaining FedRAMP authorization requires continuous monitoring, regular security assessments, and timely remediation of identified vulnerabilities. Any failure to meet these obligations, or any security incidents or breaches that demonstrate non-compliance with required controls, could result in loss of authorization, or otherwise undermine our trust with the authorizing agency, which would restrict our ability to serve public sector customers.
•Only products and features included within the FedRAMP authorization boundary are assessed for security compliance. Certain apps and integrations may not inherit FedRAMP status unless they are specifically evaluated and approved, which may limit the functionality available to government customers.
•The government security and certification requirements we are working towards (such as those for FedRAMP and related programs, including FedRAMP High and U.S. Department of Defense Impact Level 5), are subject to change. We are investing in expanding our compliance to higher security levels, but delays or inability to achieve these certifications could impact our competitiveness in the public sector.
•Government contracts may include terms that are less favorable than our standard agreements, and non-compliance with contract terms or regulatory requirements can result in severe penalties, including suspension or debarment from government contracting.
•Demand for our offerings from government customers may be influenced by public sector budget cycles, funding authorizations, and changes in government policy or administration priorities. Contracts with governmental entities are also subject to termination for the convenience of the customer.
•We may be subject to audits and investigations related to our government contracts that could result in severe consequences if violations are found, including contract termination, future debarment, payment suspensions, profit forfeiture, civil and criminal penalties, and administrative sanctions. These penalties could significantly damage our reputation and adversely affect our financial performance.
Our success in the government sector depends on our ongoing compliance efforts, our ability to expand the scope of authorized offerings, and our responsiveness to evolving regulatory and customer requirements. Any failure in these areas could adversely impact our business, reputation, and financial results.
Adverse litigation results could have a material adverse impact on our business.
We have in the past been, and in the future may continue to be, involved with claims, suits, purported class or representative actions, regulatory and government investigations, or other proceedings. The claims, suits, actions, regulatory and government investigations we face may involve intellectual property, labor and employment, competition, commercial disputes, data security and privacy, bankruptcy, tax and related compliance, and other matters. They could impose a significant burden on our management and employees, prevent us from offering one or more of our apps or products to others, require us to change our technology or business practices, or result in monetary damages, fines, injunctive relief, civil or criminal penalties, reputational harm, or other adverse consequences. Any litigation and other claims are subject to inherent uncertainties and a material adverse impact in our financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
Regulators, investors’ and others’ expectations and scrutiny of our performance relating to environmental, social and governance efforts may impose additional costs and expose us to new risks.
There is an increasing focus from certain regulators, investors, customers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. Any failure to meet the ESG standards set by various constituencies may damage our reputation or otherwise harm our business or financial condition.
As ESG best practices and reporting standards continue to develop, we expect to incur increasing costs relating to ESG monitoring, reporting, and compliance. In recent years, there has been a proliferation of climate and other ESG disclosure requirements at the local, national, and international levels, which have required and will continue to require significant time, effort, and resources in order to comply with differing requirements. If our ESG practices and reporting fail to meet such requirements, we may be exposed to risks of government or regulatory enforcement or liability. We voluntarily publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of June 30, 2025, stockholders who hold our Class B Common Stock collectively hold approximately 85% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
At times, Messrs. Cannon-Brookes and Farquhar may have interests that differ from holders of our Class A Common Stock and may vote in a way that may be adverse to such interests. As members of our board of directors, and, in Mr. Cannon-Brookes’ case, as an executive officer, Messrs. Cannon-Brookes and Farquhar each owe statutory and fiduciary duties to Atlassian and must act in good faith and in a manner they consider would be most likely to promote the success of Atlassian for the benefit of stockholders as a whole. As stockholders, Messrs. Cannon-Brookes and Farquhar are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
The trading price of our Class A Common Stock is volatile, has fluctuated significantly in the past, and could continue to fluctuate significantly, regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:
•guidance regarding our operating results and other financial metrics that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance, any withdrawal of previous guidance or changes from our historical guidance;
•changes in investor and analyst valuation models for our Class A Common Stock;
•announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;

•disruptions in our services due to computer hardware, software, or network problems or any announcements related to security incidents;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, political and regulatory uncertainty, and market conditions in our industry and the industries of our customers;
•trading activity by directors, executive officers, and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•any future issuances of our securities; and
•any changes to our Share Repurchase Program (as defined below).
Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and may in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of many technology companies have been particularly volatile and fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.
Large volatilities in the market price of our Class A Common Stock may subject us to securities class action litigation. For example, in February 2023, a purported securities class action complaint was filed against us and certain of our officers in U.S. federal court; this suit was dismissed in August 2024. Similar suits in the future could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
Substantial future sales of our common stock could cause the market price of our Class A Common Stock to decline.
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2025, we had 165,949,196 outstanding shares of Class A Common Stock and 97,030,987 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
Our current share repurchase program covers $1.5 billion of our outstanding shares of Class A Common Stock (the “Share Repurchase Program”). It was authorized by the board of directors in September 2024 and commenced in April 2025. Under the Share Repurchase Program, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The Share Repurchase Program could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.

We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and to fund our Share Repurchase Program, and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, stockholders must rely on sales of their shares of Class A Common Stock after price appreciation, if any, as the only way to realize any future gains on their investment.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws, and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:
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
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons, both of which we have done; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
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
A key element of our strategy is to operate globally and sell our offerings to customers around the world. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, geographic, and political risks. In particular, our global operations subject us to a variety of additional risks and challenges, including:
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
•compliance with laws and regulations for foreign operations, including anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act, the U.S. Travel Act, and the UK Bribery Act), import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance;
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
•weak economic conditions in any country or region in which we operate or sell our offerings, including due to rising inflation or hyperinflation, and related interest rate increases;
•geopolitical and economic risks relating to general political and economic instability around the world, including in the Middle East and Ukraine, and uncertainty regarding or any impacts from the imposition of and changes in trade policies, including trade wars, tariffs or other trade restrictions or the threat of such actions;

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
•impacts of pandemics or public health emergencies; and
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these laws and regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these regulations and policies, there can be no assurance that all of our employees, contractors, business partners and agents will comply with these regulations and policies. Violations of laws, regulations or key control policies by our employees, contractors, business partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, or the prohibition of the importation or exportation of our offerings and could harm our business, results of operations, and financial condition.
We depend on our executive officers and other key employees and the loss of one or more of these employees or the inability to attract and retain highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, one of our former Co-Chief Executive Officers stepped down from his executive officer role and into an advisory role, effective August 31, 2024, and, on August 7, 2025, we announced that our President will be stepping down, effective December 31, 2025. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer, effective January 1, 2025. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new apps, agents, or products in a timely fashion and, as a result, customer satisfaction with our apps, agents or products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
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
Natural disasters, pandemics other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence and operations in Australia and the San Francisco Bay Area of California. Australia has experienced significant wildfires and flooding that have impacted our employees. The west coast of the United States contains active earthquake zones and is often at risk from wildfires. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack in any of the regions or localities in which we operate, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
Additionally, we rely on our network and suppliers of third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, internal controls, operational support, hosted services, and sales activities. If these systems were to fail or be negatively impacted as a result of a malfunction, natural disaster, disease or pandemic, or catastrophic event, our ability to conduct normal business operations and deliver our offerings to customers could be impaired.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including but not limited to the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States, Australia and elsewhere, have the potential to disrupt our businesses, our employees, our third-party suppliers, and/or the business of our customers, and may cause us to experience extended product downtimes, higher attrition, and losses and additional costs to maintain and resume operations. Furthermore, failure to achieve or advance towards our public sustainability commitments and objectives regarding climate action may have an adverse effect on our standing with investors, suppliers, and customers, as well as on our financial results and our capacity to attract and retain skilled individuals. In addition, any negative perceptions of our pursuit of climate action sustainability initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Secure Software Development Framework (“SSDF”). This does not imply that we meet any particular technical standards, specifications, or requirements; we use NIST CSF and SSDF as guides to help us identify, assess, and manage risks from cybersecurity threats relevant to our business.
Cybersecurity risks are incorporated into our overall enterprise risk management program. Our Chief Trust Officer (“CTrO”) reports to our Chief Technology Officer and oversees our trust and overarching security strategy.

Our Chief Information Security Officer (“CISO”) reports to our CTrO and oversees the technical identification, assessment and management of cybersecurity risks relevant to our business.
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
•Incident response playbooks and standard operating procedures outlining procedures for detecting, responding to, and mitigating cybersecurity incidents. Depending on the nature and severity of an incident, responses may involve escalating notification to our Chief Executive Officer and our board of directors.
•Post-incident reviews are conducted for major incidents, and to determine steps that may be taken to mitigate identified risks and reduce the likelihood of reoccurrence.
•Internal policies designed to protect our systems and operations, including (1) a data classification and labelling standard to evaluate the confidentiality level of internal information, (2) a cloud continuity policy to address experience disruption for cloud customers, and (3) a business resilience policy to provide a framework for operations during and after disruption events.
•A third-party risk management process for service providers, suppliers, and vendors. Such service providers are subject to risk tiering, security risk assessments, and recurring reviews, as applicable. When third-party provider incidents occur, we assess their materiality to our operations and investigate accordingly.
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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to its audit committee (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, and it reports to the full board of directors regarding its activities, including those related to cybersecurity. Our CTrO and CISO provide updates on significant risks to the Audit Committee quarterly and also provide updates to the full board of directors at least biannually. Outside of regular meetings, depending on the nature and severity of an incident, our CTrO and CISO will also inform the Audit Committee, Chief Executive Officer, and the rest of the board of directors of significant cybersecurity incidents.
Our CTrO leads our Trust and Security organization, focusing on maintaining customer trust and overseeing the overall security posture of the company. The CTrO’s role involves managing cybersecurity risks and reviewing whether the company’s security practices align with customer expectations and industry standards. Our CISO leads our Security organization and is responsible for all security-related activities and controls at Atlassian. This includes defining the security strategy, developing, and enforcing security standards, and managing security technologies. The CISO also oversees security operations, incident response, and reviews compliance with legal and regulatory requirements. Our CTrO has served in his role since October 2023 and has extensive experience in the cybersecurity space, including previously serving as Chief Trust Officer of a large publicly-traded enterprise software company. Our CISO has served in his role since December 2024 and also has extensive experience in cybersecurity, including serving as Chief Information Security Officer of a large publicly-traded enterprise software company. Our CTrO and CISO oversee our efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Within the Trust and Security organizations, we implement a structured approach to proactively manage cybersecurity risks. Our Security Governance, Risk and Compliance team monitors, assesses, and coordinates proactive identification and remediation efforts for cybersecurity risks impacting Atlassian. This team partners cross-functionally with others in the Security organization and individuals from our legal, internal audit, engineering, and product development teams. Our Security team includes individuals with experience across a broad range of cybersecurity areas, including, but not limited to: product security; cloud security; infrastructure security; security monitoring and incident response; identity and access management; vulnerability management; and governance, risk, and compliance.
ITEM 2. PROPERTIES
As of June 30, 2025, our principal offices consist of approximately 146,000 and 147,000 square feet of leased office facilities in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively. Excluded from this amount is approximately 52,000 square feet and 139,000 square feet in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively, currently subleased or available to sublease. We also lease other office facilities in the United States and Australia, as well as a number of countries in Europe and Asia. We believe that our existing facilities and offices are adequate to meet our current requirements.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Class A Common Stock
Our Class A Common Stock is traded on The Nasdaq Global Select Market under the symbol “TEAM.” Our Class B Common Stock is neither listed nor traded.
Stockholders
As of June 30, 2025, there were eight stockholders of record of our Class A Common Stock, including The Depository Trust Company, which holds shares of our Class A Common Stock on behalf of an indeterminate number of beneficial owners. As of June 30, 2025, there were three stockholders of record of our Class B Common Stock.
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
The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq Composite Index, S&P 500 Index, and the Standard & Poor 500 Systems Software Index for each of the last five fiscal years ended June 30, 2020 through June 30, 2025, assuming an initial investment of $100. Data for the Nasdaq Composite Index, the S&P 500 Index, and the Standard & Poor 500 Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
300
250
200
150
100
50
0
06/30/20
06/30/21
06/30/22
06/30/23
06/30/24
06/30/25
Atlassian Corporation
Nasdaq Composite
S&P 500 Index
S&P 500 Systems Software

	June 30,
	2020	2021	2022	2023	2024	2025
Atlassian Corporation	$100	$142.49	$103.96	$93.10	$98.12	$112.67
Nasdaq Composite	100	144.19	109.64	137.07	176.29	202.51
S&P 500 Index	100	134.17	126.63	169.32	220.15	255.30
S&P 500 Systems Software	100	138.62	122.10	143.55	176.13	200.14
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended June 30, 2025 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	741	$205.14	741	$1,408,566
May 2025	685	213.69	685	1,262,175
June 2025	448	$203.12	448	$1,171,238
Total	1,874		1,874
(1)    In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “2023 Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following the completion of the 2023 Repurchase Program. The 2024 Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for fiscal years 2025 and 2024, and year-to-year comparisons between fiscal years 2025 and 2024, in accordance with U.S. generally accepted accounting principles (“GAAP”). A discussion of our financial condition and results of operations for the fiscal year 2023 and year-to-year comparisons between fiscal years 2024 and 2023 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended 2024, filed on August 16, 2024.
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
Overview
Our mission is to unleash the potential of every team.
Atlassian’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale.

Our deeply interconnected portfolio of apps, AI agents, and Collections, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership, and business teams. We’ve put AI at the center of our portfolio to enhance teamwork for users across our apps and Collections for all teams. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.
We generate revenues primarily in the form of subscription fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software apps in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our apps and product offerings, prices, and pricing plans for our offerings, which may impact the growth rate of our revenue, our deferred revenue balances, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
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
Key Business Metrics
We utilize the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Customer Base
We have a history of successfully growing both our total customer base and the spend per customer through growth in users, higher average price per user, and adoption of new apps or products. We believe our ability to attract new customers is critical, and expanding within the existing customer base is the primary driver of our success as a business. Typically, new customers begin their journey with Atlassian with a small footprint by either adopting our free editions or purchasing a single app or product for a limited number of users. We are focused on continuing to grow our total customer base, specifically the number of customers with more than $10,000 in annualized recurring revenue from our Cloud offerings (“Cloud ARR”), as it measures our ability to successfully expand within our existing customer base.
We define the number of total customers at the end of any particular period as the number of organizations with unique domains with an active subscription for two or more seats. We define the number of customers with Cloud ARR greater than $10,000 using the same definition as total customers with the distinction of having an active Cloud subscription and greater than $10,000 in Cloud ARR. We define Cloud ARR as the annualized recurring revenue run-rate of Cloud subscription agreements at a point in time. We calculate Cloud ARR by taking the Cloud monthly recurring revenue (“Cloud MRR”) run-rate and multiplying it by 12. Cloud MRR for each month is calculated by aggregating monthly recurring revenue from committed contractual amounts at a point in time. Cloud ARR and Cloud MRR should be viewed independently of revenue and do not represent our revenue under GAAP, as they are operational metrics that can be affected by contract start and end dates and renewal rates. While a single customer may have distinct departments, operating segments, or subsidiaries with multiple active licenses or subscriptions of our apps, if the app deployments share a unique domain name, we only include the customer once for purposes of calculating a customer.
As of June 30, 2025, we had more than 300,000 customers. If we include single-user accounts and organizations that have only adopted our free or starter offerings, the active use of our offerings extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue. No single customer contributed more than 5% of our total revenues during fiscal year 2025.

The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	June 30, 2023	June 30, 2024	June 30, 2025
Number of customers with greater than $10,000 in Cloud ARR	38,726	45,842	51,978
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for capital expenditures. Management considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used to fund our commitments, repay our debt, and for strategic opportunities, such as reinvesting in our business, making strategic acquisitions, and strengthening our financial position. Free cash flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP, such as GAAP net cash provided by operating activities. In addition, free cash flow may not be comparable to similarly titled metrics of other companies due to differences in the methods of calculation. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,460,393	$1,448,159
Less: Capital expenditures	(44,850)	(32,577)
Free cash flow	$1,415,543	$1,415,582
Free cash flow for fiscal year 2025 remained approximately flat as compared to fiscal year 2024. The slight decrease in free cash flow was primarily attributable to an increase in capital expenditures offset by an increase in net cash provided by operating activities. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, offset by an increase in cash paid to suppliers and employees.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”
Components of Results of Operations
Sources of Revenues
Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based-infrastructure that we provide. We also sell on-premises term license agreements for our Data Center offerings, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of deployment, and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center offerings, we recognize revenue upfront for the portion that relates to the delivery of the term license, and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
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
We expect subscription revenue to increase and continue to be our primary driver of revenue growth. Maintenance revenue related to our Server offerings is immaterial after the Server end of support date in fiscal year 2024, and has been classified in other revenues within our Consolidated Statements of Operations for all periods presented.
Cost of Revenues
Cost of revenues primarily consists of expenses related to compensation expenses for our employees, including stock-based compensation, hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment, payment processing fees, consulting and contractors costs associated with our customer support and infrastructure service teams, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, certain IT program expenses, and facilities and related overhead costs. To support our cloud-based infrastructure, we utilize third-party managed hosting facilities.
We expect cost of revenues to increase as we continue to invest in our cloud-based infrastructure to support our Cloud customers.
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
We expect gross margin to be approximately flat, driven by the optimization of Cloud infrastructure costs, offset by the revenue mix shift from Data Center offerings to Cloud offerings.
Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries, bonuses, stock-based compensation, and employee benefit costs.
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, facilities and related overhead costs, consulting and contractor costs associated with our software development teams, and certain IT program expenses. We continue to focus our research and development efforts on building new apps, AI agents and products, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our cloud infrastructure, and advancing our artificial intelligence capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expenses for our employees, including stock-based compensation, marketing and sales program expenses, consulting and contractor costs, facilities and related overhead costs, and certain IT program expenses. Marketing programs consist of advertising, promotional events, such as user conferences, sponsorships, corporate communications, brand building and marketing activities such as online lead generation. Sales programs consist of activities and teams focused on direct sales to customers, supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our offerings across their organizations and helping product evaluators learn how they can use our tools most effectively.
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
We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. We use judgment in determining the SSP for products and services. We typically determine an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. For all performance obligations we are able to determine SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include market conditions, pricing strategies, the life of the software, and other observable inputs to estimate the price we would charge if the products and services were sold separately.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Fiscal Year Ended June 30,
	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription	$4,930,604	95%	$3,924,389	90%
Other	284,700	5	434,214	10
Total revenues	5,215,304	100	4,358,603	100
Cost of revenues	894,851	17	803,495	18
Gross profit	4,320,453	83	3,555,108	82
Operating expenses:
Research and development	2,669,312	51	2,184,111	50
Marketing and sales	1,134,535	22	877,497	20
General and administrative	646,998	12	610,577	14
Total operating expenses	4,450,845	85	3,672,185	84
Operating loss	(130,392)	(2)	(117,077)	(2)
Other income (expense), net	(50,277)	(1)	(30,916)	(1)
Interest income	112,324	2	96,663	2
Interest expense	(30,550)	(1)	(34,077)	(1)
Loss before provision for income taxes	(98,895)	(2)	(85,407)	(2)
Provision for income taxes	(157,792)	(3)	(215,112)	(5)
Net loss	$(256,687)	(5)%	$(300,519)	(7)%
Fiscal Years Ended June 30, 2025 and 2024
Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$4,930,604	$3,924,389	$1,006,215	26%
Other	284,700	434,214	(149,514)	(34)
Total revenues	$5,215,304	$4,358,603	$856,701	20%
Total revenues increased $856.7 million, or 20%, in fiscal year 2025 compared to fiscal year 2024. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in fiscal year 2025, over 90% was attributable to sales to customer accounts existing on or before June 30, 2024.
Subscription revenues increased $1.0 billion, or 26%, in fiscal year 2025 compared to fiscal year 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues decreased $149.5 million, or 34%, in fiscal year 2025 compared to fiscal year 2024. The decrease in other revenues was primarily attributable to a decrease of $171.9 million in maintenance revenue due to the end of support from our Server offerings in fiscal year 2024.
Total revenues by deployment options were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$3,447,427	$2,698,899	$748,528	28%
Data Center	1,467,167	1,208,498	258,669	21
Server	—	177,645	(177,645)	(100)
Marketplace and other	300,710	273,561	27,149	10
Total revenues	$5,215,304	$4,358,603	$856,701	20%
Total revenues by geography were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$2,516,901	$2,125,434	$391,467	18%
EMEA	2,123,971	1,750,910	373,061	21
Asia Pacific	574,432	482,259	92,173	19
Total revenues	$5,215,304	$4,358,603	$856,701	20%
Cost of Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$894,851	$803,495	$91,356	11%
Gross margin	83%	82%
Cost of revenues increased $91.4 million, or 11%, in fiscal year 2025 compared to fiscal year 2024. The overall increase was primarily attributable to an increase of $32.5 million in hosting fees paid to third-party providers, an increase of $25.7 million in compensation expense for employees (which includes an increase of $11.3 million in stock-based compensation), and an increase of $18.2 million in software subscription costs.
Operating Expenses
Research and development

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$2,669,312	$2,184,111	$485,201	22%
Research and development expenses increased $485.2 million, or 22%, in fiscal year 2025 compared to fiscal year 2024. The overall increase was primarily attributable to an increase of $462.7 million in compensation expenses for employees (which includes an increase of $225.0 million in stock-based compensation).
Marketing and sales

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$1,134,535	$877,497	$257,038	29%
Marketing and sales expenses increased $257.0 million, or 29%, for fiscal year 2025 compared to fiscal year 2024. The overall increase was primarily attributable to an increase of $163.0 million in compensation expenses for employees (which includes an increase of $30.9 million in stock-based compensation), and an increase of $74.9 million in advertising and marketing program expenses.
General and administrative

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$646,998	$610,577	$36,421	6%

General and administrative expenses increased $36.4 million, or 6%, in fiscal year 2025 compared to fiscal year 2024. The overall increase was primarily attributable to an increase of $40.6 million in compensation expenses for employees (which includes an increase of $13.5 million in stock-based compensation).
Other expense, net

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other expense, net	$(50,277)	$(30,916)	$(19,361)	63%
Other expense, net increased $19.4 million, or 63% in fiscal year 2025 compared to fiscal year 2024. The overall increase was primarily attributable to an increase of $9.2 million in expense related to our share of loss from an equity method investment and an increase of $7.0 million in contributions to the Atlassian Foundation.
Interest income

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest Income	$112,324	$96,663	$15,661	16%
Interest income increased $15.7 million, or 16% in fiscal year 2025 compared to fiscal year 2024. The increase was primarily attributable to an increase in investment income as a result of increased investment balances.

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(30,550)	$(34,077)	$3,527	(10)%
Interest expense decreased $3.5 million, or 10%, in fiscal year 2025 compared to fiscal year 2024. The decrease was primarily attributable to a decrease in interest expense on our outstanding debt as a result of the issuance of the Notes (as defined below) and repayment of the Term Loan (as defined below) in the fourth quarter of fiscal year 2024.
Provision for income taxes

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Provision for income taxes	$(157,792)	$(215,112)	$57,320	(27)%
Effective tax rate	*	*
*    Not meaningful
The provision for income taxes decreased by $57.3 million in fiscal year 2025 compared to fiscal year 2024. This decrease was primarily driven by a reduction in income tax expense in Australia, which resulted from a decrease in valuation allowance expense, partially offset by an increase in non-deductible stock-based compensation expense.
Our future effective tax rate may be materially impacted by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the U.S. federal statutory rate, level of profit before tax, accounting for uncertain tax positions, business combinations, changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws.
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
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2025. As of June 30, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. We are currently evaluating the future impact of these tax law changes on our consolidated financial statements.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents totaling $2.5 billion, short-term investments totaling $424.3 million and accounts receivables totaling $778.3 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for fiscal years 2025 and 2024 were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,460,393	$1,448,159
Net cash used in investing activities	(342,322)	(963,746)
Net cash used in financing activities	(782,582)	(408,217)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	151	(1,989)
Net increase in cash, cash equivalents, and restricted cash	$335,640	$74,207
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities increased by $12.2 million for fiscal year 2025, compared to fiscal year 2024. The net increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to suppliers and employees.
Net cash used in investing activities decreased by $621.4 million for fiscal year 2025, compared to fiscal year 2024. The net decrease was primarily attributable to a decrease in cash consideration paid for acquisitions, net of cash acquired, of approximately $833.5 million, partially offset by an increase in net outflows of $170.0 million related to marketable securities activity, and an increase in net outflows of $30.4 million related to strategic investment activity.
Net cash used in financing activities increased by $374.4 million for fiscal year 2025, compared to fiscal year 2024. The net cash used in financing activities was primarily attributable to an increase in repurchases of Class A Common Stock of $384.2 million, a decrease in proceeds from issuance of The Notes, net of issuance costs of $987.0 million, offset by a decrease in principal payments on our Term Loan of $1.0 billion.
Material Cash Requirements
Debt

As of June 30, 2025, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes” and together with the 2029 Notes, the “Notes”). The Notes will mature on May 15, 2029, and May 15, 2034, respectively. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year. Refer to Note 10, “Debt,” to our consolidated financial statements for additional information.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1.0 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of June 30, 2025, there were no borrowings under the 2024 Credit Facility. Refer to Note 10, “Debt,” to our consolidated financial statements for additional information.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program” and, together with the 2023 Repurchase Program, the “Repurchase Programs”). The 2024 Repurchase Program commenced in April 2025 following the completion of the 2023 Repurchase Program. The 2024 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During fiscal year 2025, we repurchased approximately 4.0 million shares of our Class A Common Stock for approximately $780.7 million at an average price per share of $196.02 through the Repurchase Programs. All repurchases were made in open market transactions. As of June 30, 2025, $1.2 billion of our Class A Common Stock remained available for repurchase under the 2024 Repurchase Program. Refer to Note 14, “Stockholders' Equity,” to our consolidated financial statements for additional information.
Contractual Obligations
Our principal commitments consist of contractual commitments for cloud services platform and other infrastructure services, and obligations under leases for office space including obligations for leases that have not yet commenced. Refer to Note 9, “Leases,” and Note 11, “Commitments and Contingencies,” to our consolidated financial statements for additional information.
Other Future Obligations
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our other future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, employee headcount, marketing and sales activities, payments to tax authorities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our offerings.
As of June 30, 2025, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other measures that are not presented in accordance with GAAP, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts, and make strategic decisions. The key measures we consider are non-GAAP gross profit and non-GAAP gross margin, non-GAAP operating income and non-GAAP operating margin, non-GAAP net income and non-GAAP net income per diluted share, and free cash flow (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial

Measures, which may be different from similarly titled non-GAAP measures used by other companies, provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management, our board of directors, investors and the analyst community with the ability to better evaluate matters such as: our ongoing core operations, including comparisons between periods and against other companies in our industry; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance.
Our Non-GAAP Financial Measures include:
•Non-GAAP gross profit and non-GAAP gross margin. Excludes expenses related to stock-based compensation and amortization of acquired intangible assets.
•Non-GAAP operating income and non-GAAP operating margin. Excludes expenses related to stock-based compensation and amortization of acquired intangible assets.
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, gain on a non-cash sale of a controlling interest of a subsidiary, and the related income tax adjustments.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for fiscal years 2025 and 2024 (in thousands, except percentage and per share data):

	Fiscal Year Ended June 30,
	2025	2024
Gross profit
GAAP gross profit	$4,320,453	$3,555,108
Plus: Stock-based compensation	83,017	71,691
Plus: Amortization of acquired intangible assets	40,508	36,988
Non-GAAP gross profit	$4,443,978	$3,663,787
Gross margin
GAAP gross margin	83%	82%
Plus: Stock-based compensation	2	1
Plus: Amortization of acquired intangible assets	—	1
Non-GAAP gross margin	85%	84%
Operating income
GAAP operating loss	$(130,392)	$(117,077)
Plus: Stock-based compensation	1,362,222	1,081,433
Plus: Amortization of acquired intangible assets	55,517	49,748
Non-GAAP operating income	$1,287,347	$1,014,104
Operating margin
GAAP operating margin	(3)%	(3)%
Plus: Stock-based compensation	27	25
Plus: Amortization of acquired intangible assets	1	1
Non-GAAP operating margin	25%	23%
Net income
GAAP net loss	$(256,687)	$(300,519)

Plus: Stock-based compensation	1,362,222	1,081,433
Plus: Amortization of acquired intangible assets	55,517	49,748
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(1,378)
Less: Income tax adjustments (1)	(185,107)	(66,875)
Non-GAAP net income	$975,945	$762,409
Net income per share
GAAP net loss per share - diluted	$(0.98)	$(1.16)
Plus: Stock-based compensation	5.15	4.16
Plus: Amortization of acquired intangible assets	0.20	0.19
Less: Gain on a non-cash sale of a controlling interest of a subsidiary	—	(0.01)
Less: Income tax adjustments (1)	(0.69)	(0.25)
Non-GAAP net income per share - diluted	$3.68	$2.93
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	261,787	259,133
Plus: Dilution from dilutive securities (2)	3,407	1,076
Weighted-average shares used in computing diluted non-GAAP net income per share	265,194	260,209
Free cash flow
GAAP net cash provided by operating activities	$1,460,393	$1,448,159
Less: Capital expenditures	(44,850)	(32,577)
Free cash flow	$1,415,543	$1,415,582
(1) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal years 2025 and 2024, we determined the projected non-GAAP tax rate to be 26% and 27%, respectively. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for fiscal years 2025 and 2024 because the effect would have been anti-dilutive.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Exchange Risk
We operate globally and are exposed to foreign exchange risk arising from exposure to various currencies in the ordinary course of business. Our exposures primarily consist of the Australian dollar, Indian rupee, Euro, British pound, Japanese yen, Philippine peso, Canadian dollar, Polish zloty, and New Zealand dollar. Foreign exchange risk arises from commercial transactions and recognized financial assets and liabilities denominated in a currency other than the U.S. dollar. Our financial risk management policy is reviewed annually by the Audit Committee of our Board of Directors and requires us to monitor our foreign exchange exposure on a regular basis.
The substantial majority of our sales contracts are denominated in U.S. dollars, and our operating expenses are generally denominated in the local currencies of the countries where our operations are located. We therefore benefit from a strengthening of the U.S. dollar and are adversely affected by the weakening of the U.S. dollar.
We have a cash flow hedging program in place and enter into derivative transactions to manage certain foreign currency exchange risks that arise in our ordinary business operations. We recognize all derivative instruments as either assets or liabilities on our Consolidated Balance Sheets and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. After considering the foreign currency derivative hedging contracts we enter into to manage transactional foreign currency exchange risk, a hypothetical 10% strengthening or weakening of the U.S. dollar against the foreign currencies applicable to our business would not have a material effect on our operating results.
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
A sensitivity analysis performed on our hedging portfolio as of June 30, 2025 and 2024 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the foreign currencies applicable to our business would decrease or increase the fair value of our foreign currency contracts by $102.2 million and $65.8 million, respectively.
Interest Rate Risk
Our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of June 30, 2025, we had cash and cash equivalents totaling $2.5 billion and short-term investments totaling $424.3 million. A sensitivity analysis performed on our portfolio as of June 30, 2025 and 2024 indicated that a hypothetical 100 basis point increase or decrease in interest rates did not have a material impact to market value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
On May 15, 2024, we issued $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). As of June 30, 2025, we had $985.6 million of senior Notes, net of unamortized discount and issuance costs, outstanding. The Notes have fixed annual interest rates, and therefore, we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Notes are exposed to interest rate risk. Generally, the fair values of the Notes will increase as interest rates fall and decrease as interest rates rise.

On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We are subject to risk due to changes in interest rates in respect of any borrowings made under our 2024 Credit Facility, which has a floating interest rate. As of June 30, 2025, we had no outstanding loans under the 2024 Credit Facility. Refer to Note 10, “Debt,” to our consolidated financial statements for additional information.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
ATLASSIAN CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atlassian Corporation (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 15, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company reports revenues in two categories: (i) subscriptions and (ii) other. The Company’s contracts often include promises to transfer multiple products and services to a customer. The Company allocates the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation.
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
August 15, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Atlassian Corporation’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlassian Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated August 15, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
August 15, 2025

ATLASSIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,512,874	$2,176,930
Marketable securities	424,268	161,973
Accounts receivable, net	778,302	628,049
Prepaid expenses and other current assets	175,793	109,312
Total current assets	3,891,237	3,076,264
Non-current assets:
Property and equipment, net	105,118	86,315
Operating lease right-of-use assets	169,127	172,468
Strategic investments	221,942	223,221
Intangible assets, net	244,840	299,057
Goodwill	1,304,445	1,288,756
Deferred tax assets	3,762	3,934
Other non-current assets	101,499	62,118
Total assets	$6,041,970	$5,212,133
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222,092	$177,545
Accrued expenses and other current liabilities	681,601	577,359
Deferred revenue, current portion	2,227,002	1,806,269
Operating lease liabilities, current portion	50,164	48,953
Total current liabilities	3,180,859	2,610,126
Non-current liabilities:
Deferred revenue, net of current portion	254,252	308,467
Operating lease liabilities, net of current portion	201,483	214,474
Long-term debt	987,684	985,911
Deferred tax liabilities	23,881	20,387
Other non-current liabilities	48,157	39,917
Total liabilities	4,696,316	4,179,282
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 165,949,196 and 159,544,123 issued and outstanding at June 30, 2025 and 2024, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 97,030,987 and 101,012,393 issued and outstanding at June 30, 2025 and 2024, respectively	1	1
Additional paid-in capital	5,574,290	4,212,064
Accumulated other comprehensive income (loss)	13,226	25,300
Accumulated deficit	(4,241,865)	(3,204,516)
Total stockholders’ equity	1,345,654	1,032,851
Total liabilities and stockholders’ equity	$6,041,970	$5,212,133
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2025	2024	2023
Revenues:
Subscription	$4,930,604	$3,924,389	$2,922,576
Other	284,700	434,214	612,071
Total revenues	5,215,304	4,358,603	3,534,647
Cost of revenues (1) (2)	894,851	803,495	633,765
Gross profit	4,320,453	3,555,108	2,900,882
Operating expenses:
Research and development (1) (2)	2,669,312	2,184,111	1,869,881
Marketing and sales (1) (2)	1,134,535	877,497	769,861
General and administrative (1)	646,998	610,577	606,362
Total operating expenses	4,450,845	3,672,185	3,246,104
Operating loss	(130,392)	(117,077)	(345,222)
Other income (expense), net	(50,277)	(30,916)	14,501
Interest income	112,324	96,663	49,732
Interest expense	(30,550)	(34,077)	(30,147)
Loss before provision for income taxes	(98,895)	(85,407)	(311,136)
Provision for income taxes	(157,792)	(215,112)	(175,625)
Net loss	$(256,687)	$(300,519)	$(486,761)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.98)	$(1.16)	$(1.90)
Diluted	$(0.98)	$(1.16)	$(1.90)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	261,787	259,133	256,307
Diluted	261,787	259,133	256,307
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$83,017	$71,691	$63,913
Research and development	937,440	712,409	604,301
Marketing and sales	168,270	137,347	131,739
General and administrative	173,495	159,986	148,134
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$40,508	$36,988	$22,853
Research and development	374	374	374
Marketing and sales	14,635	12,386	9,900
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
Net loss	$(256,687)	$(300,519)	$(486,761)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	3,639	(2,270)	(5,283)
Net change in unrealized gain (loss) on marketable and privately held debt securities	1,032	314	1,753
Net gain (loss) on cash flow hedging derivative instruments	(16,745)	(6,746)	23,668
Other comprehensive income (loss), before tax	(12,074)	(8,702)	20,138
Income tax effect	—	—	—
Other comprehensive income (loss), net of tax	(12,074)	(8,702)	20,138
Total comprehensive income (loss), net of tax	$(268,761)	$(309,221)	$(466,623)
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	$144,820	$1	$110,036	$1	$2,182,536	$13,864	$(1,869,030)	$327,372
Common stock issued	3,684	1	—	—	8	—	—	9
Conversion from Class B Common Stock to Class A Common Stock	4,912	—	(4,912)	—	—	—	—	—
Stock-based compensation	—	—	—	—	948,087	—	—	948,087
Repurchases of Class A Common Stock	(979)	—	—	—	—	—	(154,173)	(154,173)
Other comprehensive income (loss), net of tax	—	—	—	—	—	20,138	—	20,138
Net loss	—	—	—	—	—	—	(486,761)	(486,761)
Balance at June 30, 2023	152,437	2	105,124	1	3,130,631	34,002	(2,509,964)	654,672
Common stock issued	5,000	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	4,112	—	(4,112)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,081,433	—	—	1,081,433
Repurchases of Class A Common Stock	(2,161)	—	—	—	—	—	(394,033)	(394,033)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(8,702)	—	(8,702)
Net loss	—	—	—	—	—	—	(300,519)	(300,519)
Balance at June 30, 2024	159,388	2	101,012	1	4,212,064	25,300	(3,204,516)	1,032,851
Common stock issued	6,473	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	3,981	—	(3,981)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,362,222	—	—	1,362,222
Repurchases of Class A Common Stock	(3,982)	—	—	—	—	—	(780,662)	(780,662)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,074)	—	(12,074)
Net loss	—	—	—	—	—	—	(256,687)	(256,687)
Balance at June 30, 2025	$165,860	$2	$97,031	$1	$5,574,290	$13,226	$(4,241,865)	$1,345,654
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(256,687)	$(300,519)	$(486,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,375	78,738	60,923
Stock-based compensation	1,362,222	1,081,433	948,087
Impairment charges for leases and leasehold improvements	—	—	61,098
Deferred income taxes	4,050	119	10,613
Gain on a non-cash sale of a controlling interest of a subsidiary	—	(1,378)	(45,158)
Amortization of interest rate swap contracts	(26,344)	(4,166)	—
Net loss on strategic investments	22,994	13,337	19,407
Net foreign currency loss (gain)	(2,494)	2,301	(10,613)
Other	(532)	1,305	1,959
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(150,035)	(148,469)	(169,526)
Prepaid expenses and other assets	(85,385)	(3,122)	(38,230)
Accounts payable	42,873	18,150	78,902
Accrued expenses and other liabilities	90,988	158,123	74,611
Deferred revenue	366,368	552,307	362,799
Net cash provided by operating activities	1,460,393	1,448,159	868,111
Cash flows from investing activities:
Business combinations, net of cash acquired	(14,245)	(847,767)	(5,775)
Purchases of property and equipment	(44,850)	(33,112)	(25,812)
Purchases of strategic investments	(27,430)	(14,400)	(19,450)
Purchases of marketable securities	(411,635)	(248,897)	(24,800)
Proceeds from maturities of marketable securities	144,878	116,537	73,950
Proceeds from sales of marketable securities	5,893	41,514	—
Proceeds from sales of strategic investments	5,067	22,379	629
Net cash used in investing activities	(342,322)	(963,746)	(1,258)
Cash flows from financing activities:
Repayment of Term Loan	—	(1,000,000)	—
Proceeds from issuance of debt, net of issuance cost	—	987,039	—
Repurchases of Class A Common Stock	(779,439)	(395,256)	(150,006)
Other	(3,143)	—	1,585
Net cash used in financing activities	(782,582)	(408,217)	(148,421)
Effect of foreign exchange rate changes on cash and cash equivalents	151	(1,989)	(1,805)
Net increase in cash, cash equivalents, and restricted cash	335,640	74,207	716,627
Cash, cash equivalents, and restricted cash at beginning of period	2,178,122	2,103,915	1,386,686
Net decrease in cash and cash equivalents included in assets held for sale	—	—	602
Cash, cash equivalents, and restricted cash at end of period	$2,513,762	$2,178,122	$2,103,915

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$2,512,874	$2,176,930	$2,102,550
Restricted cash included in other non-current assets	888	1,192	1,365
Total cash, cash equivalents, and restricted cash	$2,513,762	$2,178,122	$2,103,915

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$180,470	$253,828	$102,156
Interest paid	54,268	61,339	46,247
Received from interest rate swap contracts	—	(65,734)	(17,754)
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	10,523	1,263	844
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	4,167	2,943	4,167
Debt issuance costs included in accrued expenses and other current liabilities	—	1,344	—
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. The Company’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale. The Company’s portfolio of interconnected apps, AI agents, and products, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, and business teams.
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2025, for example, refer to the fiscal year ended June 30, 2025.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).
Certain reclassifications have been made to prior period balances to conform to the current period presentation. “Maintenance” revenues have been reclassified to “Other” revenues on the Company’s Consolidated Statements of Operations. This reclassification had no impact on previously reported total revenues.
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
Segment
The Company operates as a single operating segment and derives revenue primarily from fees earned from subscription-based arrangements for providing customers software in a cloud-based-infrastructure that the Company provides, and from the sale of on-premises term license agreements.
An operating segment is defined as a component of an entity for which discrete financial information is available and whose results of operations are regularly reviewed by the chief operating decision maker (“CODM”). Effective August 31, 2024. Scott Farquhar stepped down from his role as Co-CEO, at that time, Mike Cannon-Brookes became the sole CEO, and in conjunction with that change, became the sole CODM. The CODM manages the Company using consolidated financial information. Further, the Company offers a connected portfolio of apps that are built on a single Atlassian platform and data model. Accordingly, the Company has determined it operates as a single operating and reportable segment.
The CODM uses consolidated net loss to allocate resources, including headcount, and make business investment decisions during the Company’s budgeting process. The CODM also uses consolidated net loss to assess performance by comparing the consolidated results to forecasts. Significant segment expenses are organized by function and are presented on the Consolidated Statements of Operations. Other segment items included in consolidated net loss are: other income and expense, net, interest income, interest expense and the provision for income taxes, which are reflected in the Consolidated Statements of Operations.
Foreign Currency
The Company’s consolidated financial statements are presented using the U.S. dollar, which is its reporting currency. The functional currency for certain of the Company’s foreign subsidiaries is the U.S. dollar, while others use local currencies. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have the U.S. dollar as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in other income (expense), net on the Consolidated Statements of Operations.
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
The timing of revenue recognition may differ from the timing of billing to its customers. The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recognized when performance is completed in advance of billings. Deferred revenue is recorded when billings are in advance of performance under the contract. The Company’s revenue arrangements include standard warranty provisions that the products and services will perform and operate in all material respects with the applicable published specifications, the financial impacts of which have historically been and are expected to continue to be insignificant. The Company’s contracts do not include a significant financing component.
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
Recognition of Revenue
Revenue recognized from contracts with customers is disaggregated into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company reports revenues in two categories: (i) subscription, (ii) other. In addition, revenue is presented by geographic region and deployment option in Note 12, “Revenue.”

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
Other Revenues
Other revenues primarily include fees received for sales of third-party apps in the Atlassian Marketplace. Advisory services and training services are also included in other revenues. Revenue from the sale of third-party apps via the Atlassian Marketplace is recognized on the date of product delivery given that all of the Company’s obligations have been met at that time and on a net basis as the Company functions as the agent in the relationship. Revenue from advisory services is recognized over the time period that the customer has access to the service. Revenue from advisory and training is recognized over time as the services are performed. Maintenance revenue related to the Company’s Server offerings is immaterial after the Server end of support date and has been classified in other revenues within its Consolidated Statements of Operations for all periods presented.
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
The Company determines the period of benefit for commissions paid for the acquisition of the customer contract by taking into consideration the initial estimated customer life, anticipated renewals, and the technological life of its software. The Company includes the deferred contract costs in prepaid expense and other current assets and other non-current assets on the Consolidated Balance Sheets and the amortization of deferred contract acquisition costs in marketing and sales expense on the Consolidated Statements of Operations.
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
As of June 30, 2025 and 2024, the Company had restricted cash of $0.9 million and $1.2 million, respectively, primarily used for the benefit of employees through a deferred compensation plan, and such amounts were not available for use in the Company’s operations. Restricted cash is included in other non-current assets in the Consolidated Balance Sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends based on an assessment of various factors including historical credit loss experience, adjusted for forward-looking factors specific to the debtors and the economic environment that may affect the Company’s ability to collect from customers. The allowance for credit losses and write offs were not material for each of the periods ended June 30, 2025, 2024 and 2023.
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

Marketable Securities
The Company classifies all marketable debt securities that have original stated maturities of greater than three months as marketable securities on its Consolidated Balance Sheets. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale (“AFS”). After consideration of its risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. The Company considers all of its marketable securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets on the Consolidated Balance Sheets.
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
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities. Investments in privately held debt securities are classified as AFS securities. Investments in privately held equity securities without readily determinable fair values in which the Company does not own a controlling interest or have significant influence over are measured in accordance with the measurement alternative. In applying the measurement alternative, the carrying value of the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes from orderly transactions for the identical or a similar investment of the same issuer in the period of occurrence. Changes to the carrying value of these investments are recorded through other income (expense), net on the Consolidated Statements of Operations.
In determining adjustments to the carrying value of its strategic investments in privately held companies, the Company uses the most recent data available to the Company. Valuations of privately held securities are inherently complex and the determination of whether an orderly transaction is for an identical or similar investment requires judgment. In its evaluation, the Company considers factors such as differences in the rights and preferences of the investments and the extent to which those differences would affect the fair values of those investments. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, general market conditions, and liquidity considerations.

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
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2025, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
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
Leases
The Company determines if an arrangement is a lease at inception. The Company’s lease agreements generally contain lease and non-lease components. Payments under the Company’s lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component, which increases the amount of its lease assets and liabilities.
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
The Company did not have any finance lease arrangements for fiscal years 2025, 2024, and 2023.
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
The estimated useful lives for each intangible asset class are as follows:

Patents, trademarks, and other rights	5 - 12 years
Customer relationships	5 - 10 years
Acquired developed technology	4 - 7 years
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
Goodwill is tested for impairment at least annually during the fourth quarter of the Company’s fiscal year and more often if and when circumstances indicate that the carrying value may be impaired. The Company’s reporting unit is at the operating segment level. The Company performs its goodwill impairment test at the level of its operating segment, as there are no levels below the operating segment level for which discrete financial information is prepared and regularly reviewed by the Company’s CODM. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of its operating segment is less than its carrying amount. If the operating segment does not pass the qualitative assessment, the carrying amount of the operating segment, including goodwill, is compared to fair value and goodwill is considered impaired if the carrying value exceeds its fair value. Any excess is recognized as an impairment loss in the current period earnings.
Stock-based Compensation
The Company recognizes compensation expense related to all stock-based awards, including restricted stock units (“RSU”) and restricted stock awards (“RSA”) issued to the Company’s employees in exchange for their service, based on the estimated fair value of the awards on the grant date. The fair value of each RSU or RSA is based on the fair value of the Company’s Class A Common Stock on the date of grant.
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
Defined Contribution Plan
The Company offers various defined contribution plans for its U.S. and non-U.S. employees. The Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $114.5 million, $96.3 million, and $78.2 million for fiscal years 2025, 2024, and 2023, respectively.
Advertising Costs
Advertising costs are expensed as incurred as a component of marketing and sales expense in the Consolidated Statements of Operations. Advertising expense was $153.1 million, $100.2 million, and $89.5 million for fiscal years 2025, 2024, and 2023, respectively.
Research and Development
Research and development costs are expensed as incurred and consist of the employee, software, and hardware costs incurred for the development of new apps, AI agents and products, enhancements and updates of existing offerings and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform and internal use software are evaluated for capitalization during the development phase. Capitalized software development costs on the Company’s Consolidated Balance Sheet were not material for the periods presented.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of June 30, 2025 and June 30, 2024, no customer represented more than 10% of the total accounts receivable balance. For fiscal years ended June 30, 2025, 2024, and 2023, no customer represented more than 10% of the total revenues.
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
Uncertain tax positions are recorded in accordance with Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”), Income Taxes. ASC 740 specifies a two-step process in which (1) the Company determines whether it’s more likely than not that tax positions will be sustained on the basis of the technical merits of the position, and (2) for those positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company considers many factors when evaluating uncertain tax positions, which involve significant judgment and may require periodic reassessment. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For details of taxation, please refer to Note 16, “Income Taxes.”
New Accounting Standards Not Yet Adopted in Fiscal Year 2025
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance and does not expect it to have a material impact on its consolidated financial statements.
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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities,” which amends ASC 326-20 to provide a practical expedient and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and requires retrospective application to all prior periods. The Company adopted ASU 2023-07 for the year ended June 30, 2025. The adoption of the standard did not result in significant change to the Company’s consolidated financial statement disclosures. Refer to the Segment section of Note 2, “Summary of Significant Accounting Policies” for further information.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,774,138	$—	$1,774,138
Corporate debt securities	—	382	382
Marketable securities:
U.S. treasury securities	—	176,661	176,661
Agency securities	—	3,216	3,216
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	19,697	19,697
Corporate debt securities	—	214,694	214,694
Derivative financial instruments	—	23,234	23,234
Total assets measured at fair value	$1,774,138	$447,884	$2,222,022

Liabilities measured at fair value
Derivative financial instruments	$—	$2,445	$2,445
Total liabilities measured at fair value	$—	$2,445	$2,445
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

Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment are classified within Level 3. The Company’s privately held debt and equity securities amounted to $168.8 million and $148.7 million as of June 30, 2025 and June 30, 2024, respectively.
4. Investments
Marketable Securities
The Company’s investments of marketable securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. treasury securities	$176,338	$388	$(65)	$176,661
Agency securities	3,197	19	—	$3,216
Certificates of deposit and time deposits	10,000	—	—	$10,000
Commercial paper	19,697	—	—	$19,697
Corporate debt securities	214,190	527	(23)	$214,694
Total marketable securities	$423,422	$934	$(88)	$424,268
The Company’s investments of marketable securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
U.S. treasury securities	$52,570	$30	$(83)	$52,517
Agency securities	3,194	5	—	3,199
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	20,010	—	—	20,010
Corporate debt securities	76,386	7	(146)	76,247
Total marketable securities	$162,160	$42	$(229)	$161,973
The table below summarizes the Company’s marketable securities by remaining contractual maturity (in thousands):

	June 30, 2025	June 30, 2024
Due in one year or less	$271,923	$101,543
Due in one year through five years	152,345	60,430
Total marketable debt investments	$424,268	$161,973

The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2025 and 2024, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments

Carrying value of privately held debt securities

The Company’s investments of privately held debt securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,780	$—	$(3,350)	$4,430
The Company’s investments of privately held debt securities as of June 30, 2024, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$6,800	$—	$(3,350)	$3,450
Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values of privately held equity securities as of June 30, 2025 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$166,302
Cumulative net losses	(1,909)
Carrying value	$164,393
Privately held equity securities’ cumulative net losses were comprised of downward adjustments and impairment of $8.5 million and upward adjustments of $6.6 million as of June 30, 2025.
The carrying values of privately held equity securities as of June 30, 2024 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$147,752
Cumulative net losses	(2,491)
Carrying value	$145,261
Privately held equity securities’ cumulative net losses were comprised of downward adjustments and impairment of $7.5 million and upward adjustments of $5.0 million as of June 30, 2024.

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Unrealized losses recognized on publicly traded equity securities	$—	$—	$(11,437)
Unrealized gains recognized on privately held equity securities	1,549	2,084	307
Unrealized losses recognized on privately held equity securities including impairment	(967)	(1,628)	(7,642)
Unrealized losses on privately held debt securities	—	(500)	(350)
Unrealized gains (losses), net	$582	$(44)	$(19,122)
Realized gains recognized on publicly traded equity securities	—	515	—
Realized losses recognized on privately held equity securities	(3,142)	(2,546)	—
Realized losses on privately held debt securities	—	—	(285)
Losses on strategic investments, net	$(2,560)	$(2,075)	$(19,407)
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$582	$456	$(6,986)
Unrealized gains recognized on privately held equity securities include upward adjustments from equity securities accounted for under the measurement alternative, while unrealized losses recognized on privately held equity securities includes downward adjustments and impairment.
Realized gains on sales of securities, net, reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
Equity Method Investment
Vertical First Trust (“VFT”) was established for the construction project associated with the Company’s new global headquarters in Sydney, Australia (the “Australian HQ Property”). In fiscal year 2023, the Company completed a non-cash sale of the controlling interest of VFT to a third-party buyer as part of the contemplated transactions for the buyer to invest in and develop the Australian HQ Property. As of the date of sale, the Company used a discounted cash flow model to calculate the fair value of its retained equity interest. The fair value of the retained interest at the date of sale was $88.9 million, and is classified as a Level 3 investment in the fair value hierarchy. The inputs to the valuation included observable inputs, including capitalization rate, discount rate, and other management inputs, including the underlying building’s practical completion date. The maximum exposure to loss related to the Company’s investment in VFT equals the Company’s capital investment.
The Company retained a minority equity interest of 13% in the form of ordinary units in VFT and has significant influence in VFT. The Company’s interest in VFT is accounted for using the equity method in the consolidated financial statements. Under the equity method, the Company records its proportionate share of VFT’s earnings or losses.
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal years 2024 and 2025 (in thousands):

Equity Method Investment
Balance as of June 30, 2023	$85,436
Share of losses	(11,262)
Effect of change in exchange rates	336
Balance as of June 30, 2024	$74,510
Share of losses	(20,433)
Effect of change in exchange rates	(958)
Balance as of June 30, 2025	$53,119
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the Company’s Consolidated Balance Sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,064,280	$79,858	$1,144,138	$765,613	$378,525	$1,144,138
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2024 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$837,182	$71,701	$908,883	$651,303	$257,580	$908,883
During fiscal year 2024, the Company settled its then existing interest rate swap contracts prior to their stated termination dates as a result of the repayment of the Term Loan (defined in Note 10, “Debt.”) and received cash proceeds of $37.7 million from the counterparties. The cash proceeds are reported within net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows in fiscal year 2024. Gains resulting from the early termination of interest rate swap contracts were deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap contracts.
The fair value of the Company’s derivative instruments were as follows (in thousands):

		As of June 30,
	Balance Sheet Location	2025	2024
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$16,210	$8,255
Foreign exchange forward contracts	Other non-current assets	3,715	867
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	3,309	170
Total derivative assets		$23,234	$9,292
Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$2,409	$1,197
Foreign exchange forward contracts	Other non-current liabilities	—	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	36	497
Total derivative liabilities		$2,445	$1,701
The pre-tax effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Beginning balance of accumulated gains (losses) in accumulated other comprehensive income	$41,424	$48,170	$24,502
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	(1,897)	10,826	17,952
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	1,447	1,072	1,831
Recognized in research and development	7,194	7,718	16,890
Recognized in marketing and sales	1,027	1,264	1,337
Recognized in general and administrative	1,828	2,320	5,563
Recognized in interest	(26,344)	(29,946)	(19,905)
Ending balance of accumulated gains in accumulated other comprehensive income (loss)	$24,679	$41,424	$48,170

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30,
	2025	2024
Equipment	$15,008	$11,200
Computer hardware and software	58,559	40,824
Furniture and fittings	25,217	25,172
Leasehold improvements and other	154,113	129,575
Property and equipment, gross	252,897	206,771
Less: accumulated depreciation	(147,779)	(120,456)
Property and equipment, net	$105,118	$86,315
Depreciation expense was $36.9 million, $29.0 million, and $27.8 million for fiscal years 2025, 2024, and 2023, respectively. During fiscal year 2023, the Company recorded an $8.4 million impairment charge to leasehold improvements as a result of the Company’s restructuring efforts, this charge is shown as a reduction of the gross cost.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2023	$727,211
Additions	561,372
Effect of change in exchange rates	173
Balance as of June 30, 2024	1,288,756
Additions	14,022
Effect of change in exchange rates	1,667
Balance as of June 30, 2025	$1,304,445
During fiscal year 2025, the Company completed two acquisitions to expand the Company’s product and service offerings. These transactions were accounted for as business combinations and were not material individually or collectively to the consolidated financial statements.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$466,932	$(278,525)	$188,407
Patents, trade names, and other rights	70,928	(37,337)	33,591
Customer relationships	135,687	(112,845)	22,842
Total Intangible Assets	$673,547	$(428,707)	$244,840
Intangible assets consisted of the following as of June 30, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$469,752	$(242,137)	$227,615
Patents, trade names, and other rights	70,928	(31,427)	39,501
Customer relationships	135,687	(103,746)	31,941
Total Intangible Assets	$676,367	$(377,310)	$299,057
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of June 30, 2025 are as follows:

Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	5
Patents, trade names, and other rights	6
Customer relationships	3
Amortization expense for intangible assets was approximately $55.5 million, $49.7 million, and $33.1 million for fiscal years 2025, 2024, and 2023, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of June 30, 2025 (in thousands):

Fiscal Years:
2026	$53,030
2027	47,861
2028	45,634
2029	40,128
2030	37,708
Thereafter	20,479
Total future amortization expense	$244,840
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2025	2024
Accrued expenses	$180,197	$149,046
Employee benefits	422,986	332,518
Tax liabilities	36,726	55,203
Customer deposits	16,396	19,279
Other payables	25,296	21,313
Total accrued expenses and other current liabilities	$681,601	$577,359
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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Operating lease costs	$43,720	$41,426	$50,134
Variable lease costs	14,781	11,908	13,094
Total lease costs	$58,501	$53,334	$63,228

Weighted average remaining lease term (in years)	5	6	7
Weighted average discount rate	3.1%	2.9%	2.5%

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash payments for operating leases	$52,981	$49,803	$41,493
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,717	$23,265	$3,580
Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2025 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
2026	$57,056
2027	57,224
2028	56,667
2029	46,237
2030	16,188
Thereafter	38,743
Total future operating lease payments	272,115
Less: imputed interest	(20,468)
Total lease liability balance	$251,647
During fiscal year 2023, in addition to operating lease costs disclosed above, the Company recorded an impairment charge of $52.7 million in aggregate for operating lease right-of-use assets as part of the Company’s lease consolidation efforts.
The Company entered into an Agreement for Lease (the “AFL”) for the Australian HQ Property in March 2022. Following the completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for fifteen years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately $912.3 million as of June 30, 2025, for the initial term of fifteen years. Please refer to Note 4, “Investments,” for details of the transaction.
10. Debt
Credit Facility
In August 2024, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into an amended and restated credit agreement (the “2024 Credit Agreement”) which eliminated a term loan facility and provides for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). The 2024 Credit Agreement replaced the Company’s prior credit agreement entered into in October 2020 (“2020 Credit Agreement”) which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility.

The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of June 30, 2025, there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one time option, the Company’s credit rating.
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2025, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of June 30, 2025, the Company was in compliance with all covenants associated with the Notes.
The Company incurred debt discount and issuance costs of approximately $14.3 million in connection with the Notes offering, which were allocated on a pro rata basis to the 2029 Notes and 2034 Notes. The debt discount and issuance costs are amortized on an effective interest rate method to interest expense over the contractual term of the Notes. The proceeds from this offering, net of debt discounts and issuance costs, was $985.7 million. The net proceeds were used primarily to repay the Term Loan.
The carrying values of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	June 30, 2025	June 30, 2024
2029 Notes	3.9	5.25%	5.55%	$500,000	$500,000
2034 Notes	8.9	5.50%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(12,316)	(14,089)
Long-term debt				$987,684	$985,911
As of June 30, 2025, the total estimated fair value of the Notes was approximately $1.0 billion. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform, marketing related contracts and other services. These commitments are non-cancellable and expire within two to seven years. There were no material contractual commitments that were entered into during fiscal year 2025 that were outside the ordinary course of business.
The following table sets forth contractual commitments as of June 30, 2025 and 2024 (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Contractual purchase obligations	$1,814,106	$1,415,724
Obligations for leases that have not yet commenced	912,344	964,825
Total purchase obligation	$2,726,450	$2,380,549
Maturities of purchase obligations as of June 30, 2025 were as follows (in thousands):

	Other contractual commitments	Leases not commenced	Total
Fiscal Years:
2026	$473,895	$—	$473,895
2027	516,731	26,579	543,310
2028	219,147	46,627	265,774
2029	79,333	48,492	127,825
2030	140,000	50,431	190,431
Thereafter	385,000	740,215	1,125,215
Total commitments	$1,814,106	$912,344	$2,726,450
Please refer to Note 9, “Leases,” for discussion of lease commitments that the Company has entered but the leases have not yet commenced.
Legal Proceedings
From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolutions of these pending legal matters are likely to have a material adverse effect on the Company’s financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any liabilities as a result of the litigation or other legal proceedings in the consolidated financial statements.
Indemnification Provisions
The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers, and certain other officers that will require the Company to, among other things, indemnify these individuals for certain liabilities that may arise as a result of their affiliation with the Company. For the periods presented, the Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in the consolidated financial statements.

12. Revenue
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic, risks including bankruptcies, regulatory changes, and other market factors.
As of June 30, 2025, approximately $3.3 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 74% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings are as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Americas
United States	$2,182,073	$1,847,194	$1,537,328
Other Americas	334,828	278,240	227,838
Total Americas	2,516,901	2,125,434	1,765,166
EMEA
Germany	539,550	442,063	330,046
Other EMEA	1,584,421	1,308,847	1,036,693
Total EMEA	2,123,971	1,750,910	1,366,739
Asia Pacific	574,432	482,259	402,742
Total revenues	$5,215,304	$4,358,603	$3,534,647
The Company provides different deployment options for its offerings. Cloud offerings provide customers the right to use the Company’s software in a cloud-based infrastructure that the Company provides. Data Center offerings are on-premises term license agreements for the Company’s Data Center products, which are software licensed for a specified period, and include support and maintenance services that are bundled with the license for the term of the license period. Marketplace and other offerings mainly include fees received for sales of third-party apps in the Atlassian Marketplace and services like premier support, advisory services, and training services. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenues from this offering are included in Subscription revenues within the Company’s Consolidated Statements of Operations.
The revenues from Server offerings consists of revenue from maintenance services since the Company no longer sells perpetual licenses for its Server offerings. The Company generally ended maintenance and support for these Server offerings in February 2024.
The Company’s revenues by deployment options are as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Cloud	$3,447,427	$2,698,899	$2,085,498
Data Center	1,467,167	1,208,498	819,251
Server	—	177,645	400,519
Marketplace and other	300,710	273,561	229,379
Total revenues	$5,215,304	$4,358,603	$3,534,647

Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the deferred revenue are as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Balance, beginning of period	$2,114,736	$1,545,479
Additions	5,581,822	4,927,860
Revenue	(5,215,304)	(4,358,603)
Balance, end of period	$2,481,254	$2,114,736
For fiscal years 2025 and 2024, approximately 34% and 31% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs are as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Balance, beginning of period	$79,711	$53,604
Additions	96,869	51,326
Amortization expense	(40,240)	(25,219)
Balance, end of period	$136,340	$79,711
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$50,233	$29,170
Other non-current assets	86,107	50,541
Total	$136,340	$79,711
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
13. Geographic Information
The Company’s long-lived assets by geographic regions are as follows (in thousands):

	As of June 30,
	2025	2024
United States	$168,841	$189,468
Australia	54,073	47,082
India	34,909	6,522
All other countries	16,422	15,712
Total long-lived assets	$274,245	$258,784
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.
14. Stockholders' Equity
Common Stock
As of June 30, 2025, the Company’s common stock consists of Class A Common Stock and Class B Common Stock, each of which has a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.
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
Preferred Stock
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of June 30, 2025 and 2024, no shares of preferred stock were outstanding.
Stock-based Compensation
The Company maintains the Atlassian Corporation Amended and Restated 2015 Share Incentive Plan (the “2015 Plan”), and the Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan (the “ESPP” and, together with the 2015 Plan, the “Incentive Plans”). At June 30, 2025, the Company had 28,121,651 shares of its common stock available for future issuance under the 2015 Plan. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
RSU grants generally vest evenly over four years on a quarterly basis. Prior to April 2021 for existing employees and September 2023 for new employees, RSU grants generally vested over four years with 25% vesting on the one year anniversary of the grant date and 1/12th of the remaining RSUs vesting on a quarterly basis over the remaining three years.
A summary of RSU activity for fiscal year 2025 is as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2024	12,696,964	$213.13	$2,245,839
Granted	12,579,661	179.10	—
Vested	(6,400,145)	207.38	$1,537,447
Forfeited or cancelled	(2,298,460)	195.96	—
Balance as of June 30, 2025	16,578,020	$190.98	$3,366,830
The weighted-average grant date fair value of RSUs granted in fiscal years 2024 and 2023 was $199.66 and $221.87, respectively. The total intrinsic value of the RSUs vested in fiscal years 2024 and 2023 was $950.3 million and $617.0 million, respectively. The income tax benefit recognized related to awards vested in fiscal years 2025, 2024 and 2023 was $335.1 million, $218.7 million, and $156.5 million, respectively. As of June 30, 2025, total compensation cost not yet recognized in the consolidated financial statements related to employee and director RSU awards was $2.4 billion, which is expected to be recognized over a weighted-average period of 2.6 years.

During fiscal year 2025, the Company did not grant any RSAs. During fiscal year 2024, the Company granted RSAs for 301,751 shares of Class A Common Stock in connection with a business combination. As of June 30, 2025 and 2024, there were RSAs for 90,083 and 156,856 shares of Class A Common Stock outstanding, respectively. These outstanding RSAs are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding RSAs was $18.3 million and $27.7 million as of June 30, 2025 and 2024, respectively.
Of the total stock-based compensation expense, costs recognized for awards granted to non-employees were immaterial for all periods presented.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “2023 Repurchase Program”).
In September 2024, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program” and, together with the 2023 Repurchase Program, the “Repurchase Programs”). The 2024 Repurchase Program commenced in April 2025 following the completion of the 2023 Repurchase Program.
The 2024 Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including business, economic, and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
During fiscal year 2025, the Company repurchased and subsequently retired approximately 4.0 million shares of its Class A Common Stock for approximately $780.7 million at an average price per share of $196.02. All repurchases were made in open market transactions. As of June 30, 2025, $1.2 billion of the Company’s Class A Common Stock remained available for repurchase under the 2024 Repurchase Program.
15. Net Loss Per Share
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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(160,050)	$(96,637)	$(181,587)	$(118,932)	$(283,907)	$(202,854)
Denominator:
Weighted-average shares outstanding, basic and diluted	163,230	98,557	156,580	102,553	149,493	106,814
Net loss per share, basic and diluted	$(0.98)	$(0.98)	$(1.16)	$(1.16)	$(1.90)	$(1.90)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive are as follows (shares in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Class A Common Stock RSU awards	7,423	8,320	7,426
Class A Common Stock restricted stock awards	29	23	17
Total potentially dilutive securities	7,452	8,343	7,443
16. Income Taxes
The components of loss before provision for income taxes by U.S. and foreign jurisdictions consist of the following (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Domestic	$(137,403)	$(139,687)	$(25,250)
Foreign	38,508	54,280	(285,886)
Total	$(98,895)	$(85,407)	$(311,136)
The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Current:
Federal	$(1,249)	$2,134	$4,327
State	4,534	3,969	1,045
Foreign	149,908	209,002	162,072
Total	153,193	215,105	167,444
Deferred:
Federal	927	(14,030)	1,467
State	1,814	3,680	(1,066)
Foreign	1,858	10,357	7,780
Total	4,599	7	8,181
Total provision for income taxes	$157,792	$215,112	$175,625

The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Tax at federal statutory rate	$(20,768)	$(17,935)	$(65,339)
State, net of the federal benefit	28,097	16,362	13,042
Effects of non-U.S. operations	7,332	(14,575)	15,163
Tax credits	(233,946)	(151,912)	(99,398)
Stock-based compensation	94,305	123,719	80,471
Non-deductible executive compensation	10,462	6,721	6,022
Australian R&D deductions forgone in lieu of R&D credit	29,169	29,502	30,303
Foreign taxes	1,159	(131)	2,457
Basis difference in investments	(34,562)	14,615	(43,564)
Change in reserves	29,886	32,505	132,528
Change in valuation allowance	239,975	174,994	98,613
Other	6,683	1,247	5,327
Provision for income taxes	$157,792	$215,112	$175,625
Effective Tax Rate (%)	(160)%	(252)%	(56)%
Significant components of the Company’s deferred tax assets and deferred tax liabilities are shown below (in thousands). Where necessary, a valuation allowance has been recognized to offset the Company’s deferred tax assets by the amount of any tax benefits that are not expected to be realized.

	As of June 30,
	2025	2024
Deferred tax assets:
Property and equipment	$11,028	$7,748
Loss carryforwards	615,687	779,554
Credit carryforwards	401,629	252,444
Operating lease liabilities	56,962	62,300
Basis differences in investments	2,040,203	1,811,999
Provisions, accruals, and prepayments	66,735	58,820
Deferred revenue	317,761	306,629
Capitalized research and development	113,489	81,503
Other, net	571	717
Total deferred tax assets	3,624,065	3,361,714
Less valuation allowance	(3,549,451)	(3,268,643)
Total deferred tax assets, net of valuation allowance	74,614	93,071

Deferred tax liabilities:
Unrealized foreign currency exchange losses	1,522	2,705
Unrealized investment gains	4,163	1,007
Operating right of use assets	46,348	47,825
Stock-based compensation	7,205	5,526
Intangible assets	35,495	52,461
Total deferred tax liabilities	94,733	109,524
Net deferred tax liabilities	$(20,119)	$(16,453)
The Company recorded a valuation allowance of $3.5 billion, $3.3 billion and $3.0 billion as of June 30, 2025, 2024, and 2023, respectively, primarily relating to the basis difference of the U.S. investment in a wholly owned partnership, U.S. net operating loss and credit carryforwards, and the deferred revenue deferred tax assets. The change in valuation allowance as of June 30, 2025, 2024 and 2023, was primarily related to an increase in the basis difference of the US investment in a wholly owned partnership, certain credit carryforwards, and the deferred revenue deferred tax assets, offset by the utilization of U.S. federal and state net operating losses. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all positive and negative evidence such as historic results, future reversals of deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The Company intends to maintain a full valuation allowance on its federal deferred tax assets in the U.S. and Australia until there is sufficient positive evidence to support their reversal.
As of June 30, 2025, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $633.4 million tax effected. Of the $538.1 million tax effected U.S. federal net operating loss carryforwards, $537.9 million may be carried forward indefinitely, and the remaining $0.2 million will begin to expire in 2032. The state net operating loss carryforwards of $95.1 million tax effected begin to expire in 2026. The foreign net operating loss carryforwards may be carried forward indefinitely. As of June 30, 2025, the Company also had research and development U.S. federal and state tax credits of $244.7 million and $117.9 million, respectively, and U.S. federal foreign tax credits of $50.6 million. The U.S. federal research and development credits will begin expiring in 2036 if not utilized, and the U.S. federal foreign tax credits will begin expiring in 2034. The state tax credit carryforwards do not expire except for the state research and development credits of Texas which will begin to expire in June 2038.
Utilization of the Company’s US net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of June 30, 2025, the Company also had Polish R&D credits of $13.2 million, which will begin to expire in 2028.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in fiscal year 2026. The Company is currently evaluating the future impact of these tax law changes on its consolidated financial statements.
The Organization for Economic Co-operation and Development released Pillar Two model rules defining a 15% global minimum tax for multinational corporations. Many countries in which the Company operates, including the member states of the EU, have enacted Pillar Two. Pillar Two rules began to apply to the Company in fiscal year 2025. Based on enacted laws, Pillar Two is not expected to materially impact the Company’s effective tax rate or cash flows. New legislation or guidance could change the Company’s current assessment.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investment in foreign subsidiaries that is indefinitely reinvested outside the United States. Un-remitted earnings become taxable upon repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such un-remitted earnings is approximately $1,072.6 million as of June 30, 2025, and the corresponding unrecognized deferred tax liability is not material.
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

	Fiscal Year Ended June 30,
	2025	2024	2023
Beginning of the period	$104,453	$122,302	$53,483
Tax positions taken in prior period:
Gross increases	105	10,887	112,781
Gross decreases	(4,547)	—	(198)
Tax positions taken in current period:
Gross increases	36,871	25,707	15,171
Settlements	—	(53,648)	(57,004)
Lapse of statute of limitations	—	—	(32)
Currency translation effect	—	(795)	(1,899)
End of period	$136,882	$104,453	$122,302
As of June 30, 2025, 2024, and 2023, the Company had gross unrecognized tax benefits of approximately $0.4 million, $10.9 million, and $113.2 million, respectively, that would impact the effective tax rate if recognized.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Australia, and in various other international jurisdictions. Tax years 2013 and forward generally remain open for examination for U.S. federal and state tax purposes. Tax years 2018 and forward generally remain open for examination for non-U.S. tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of June 30, 2025, and 2024 will remain subject to examination until the respective tax year is closed.
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
The Company believes it is reasonably possible that the balance of unrecognized tax benefits could change in the next 12 months due to the completion of ongoing income tax audits. The estimated range of the change is a decrease of $4.2 million to an increase of $5.2 million.
The Company has not recognized any interest and penalties related to unrecognized tax benefits in the income tax provision during fiscal year 2025 and recognized approximately $0.6 million and $5.8 million during fiscal years 2024 and 2023, respectively. As of June 30, 2025 and 2024, there were no accrual balances, and as of June 30, 2023 the accrual balances were $5.8 million.
ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Trading Plans

On May 29, 2025, Scott Belsky, a member of the Company’s Board of Directors, through a family trust, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase of up to the equivalent of $1,075,000 in shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until August 31, 2026.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

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
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

4.1	Specimen Class A Common Stock Certificate.		S-8	333-266998	4.3	10/04/2022

4.2	Indenture, dated as of May 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-37651	4.1	05/15/2024

4.3	First Supplemental Indenture, dated as of May 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-37651	4.2	05/15/2024

4.4	Form of 5.250% senior notes due 2029 (included in Exhibit 4.3).		8-K	001-37651	4.2	05/15/2024

4.5	Form of 5.500% senior notes due 2034 (included in Exhibit 4.3).		8-K	001-37651	4.2	05/15/2024

4.6	Description of Securities.		10-K	001-37651	4.6	08/06/2024

10.1		Amended and Restated Credit Agreement, dated as of August 12, 2024, by and among the Company, Atlassian US, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and L/C Issuers, and the other L/C Issuers and lenders party thereto	10-K	001-37651	10.1	08/06/2024

10.2	#	Form of Indemnification Agreement.	8-K	001-37651	10.2	10/03/2022

10.3	#	Form of Executive Officer Offer Letter.	10-Q	001-37651	10.3	11/04/2022

10.4	#	Atlassian Corporation Amended and Restated 2015 Share Incentive Plan.	8-K	001-37651	10.3	10/03/2022

10.5	#	Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan.	8-K	001-37651	10.5	10/03/2022

10.6	#	Atlassian Corporation Amended and Restated Executive Severance Plan.	8-K	001-37651	10.6	10/03/2022

10.7	#	Atlassian Corporation Amended and Restated Cash Incentive Bonus Plan.	8-K	001-37651	10.7	10/03/2022

10.8	#	Atlassian Corporation Amended and Restated Non-Employee Director Compensation Policy.	10-K	001-37651	10.1	08/06/2024

10.9	†«	Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.	6-K	001-37651	10.1	03/25/2022

10.10	†	Deed of Amendment, dated April 30, 2022, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.	20-F	001-37651	10.22	08/19/2022

10.11		Guarantor Replacement Deed, dated November 8, 2022, to the Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Limited (formerly Atlassian Corporation Plc), Atlassian Pty Ltd, Atlassian Corporation, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.	10-Q	001-37651	10.1	02/03/2023

10.12	†«	Deed of Amendment (No. 2), dated August 28, 2023, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.	10-Q	001-37651	10.1	11/03/2023

10.13	†«	Deed of Amendment (No. 3), dated September 3, 2024, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		10-Q	001-37651	10.2	11/01/2024

19.1		Atlassian Corporation Insider Trading and Disclosure Policy.		10-K	001-37651	19.1	08/06/2024

21.1		Subsidiaries of the Registrant.	X

23.1		Consent of Independent Registered Public Accounting Firm.	X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	‡	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	#	Atlassian Corporation Compensation Recovery Policy.		10-K	001-37651	10.11	08/18/2023

101.INS		Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

#    Indicates management contract or compensatory plan, contract, or agreement.
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

ATLASSIAN CORPORATION

Date: August 15, 2025	By:	/s/ Michael Cannon-Brookes
		Name:	Michael Cannon-Brookes
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Cannon-Brookes and Joseph Binz, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Atlassian Corporation, and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Cannon-Brookes	Chief Executive Officer and Director	August 15, 2025
Michael Cannon-Brookes	(Principal Executive Officer)

/s/ Joseph Binz	Chief Financial Officer	August 15, 2025
Joseph Binz	(Principal Financial Officer)

/s/ Gene Liu	Chief Accounting Officer	August 15, 2025
Gene Liu	(Principal Accounting Officer)

/s/ Shona L. Brown	Director and Chair	August 15, 2025
Shona L. Brown

/s/ Scott Belsky	Director	August 15, 2025
Scott Belsky

/s/ Karen Dykstra	Director	August 15, 2025
Karen Dykstra

/s/ Scott Farquhar	Director	August 15, 2025
Scott Farquhar

/s/ Heather Mirjahangir Fernandez	Director	August 15, 2025
Heather Mirjahangir Fernandez

/s/ Sasan Goodarzi	Director	August 15, 2025
Sasan Goodarzi

/s/ Christian Smith	Director	August 15, 2025
Christian Smith

/s/ Steven Sordello	Director	August 15, 2025
Steven Sordello

/s/ Richard P. Wong	Director	August 15, 2025
Richard P. Wong

/s/ Michelle Zatlyn	Director	August 15, 2025
Michelle Zatlyn