Form 10-Q
period 2025-09-30
Atlassian Corp
filed 2025-10-31
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 24, 2025, there were 168,042,351 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 95,068,747 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$2,322,360	$2,512,874
Marketable securities	456,040	424,268
Accounts receivable, net	536,863	778,302
Prepaid expenses and other current assets	311,857	175,793
Total current assets	3,627,120	3,891,237
Non-current assets:
Property and equipment, net	99,711	105,118
Operating lease right-of-use assets	134,610	169,127
Strategic investments	204,066	221,942
Intangible assets, net	235,890	244,840
Goodwill	1,318,028	1,304,445
Deferred tax assets	3,632	3,762
Other non-current assets	97,443	101,499
Total assets	$5,720,500	$6,041,970
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,313	$222,092
Accrued expenses and other current liabilities	562,329	681,601
Deferred revenue, current portion	2,064,083	2,227,002
Operating lease liabilities, current portion	49,050	50,164
Total current liabilities	2,870,775	3,180,859
Non-current liabilities:
Deferred revenue, net of current portion	217,073	254,252
Operating lease liabilities, net of current portion	188,573	201,483
Long-term debt	988,143	987,684
Deferred tax liabilities	23,726	23,881
Other non-current liabilities	53,274	48,157
Total liabilities	4,341,564	4,696,316
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 167,247,629 and 165,949,196 issued and outstanding at September 30, 2025 and June 30, 2025, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 96,049,867 and 97,030,987 issued and outstanding at September 30, 2025 and June 30, 2025, respectively	1	1
Additional paid-in capital	5,925,417	5,574,290
Accumulated other comprehensive income (loss)	(2,814)	13,226
Accumulated deficit	(4,543,670)	(4,241,865)
Total stockholders’ equity	1,378,936	1,345,654
Total liabilities and stockholders’ equity	$5,720,500	$6,041,970
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues:
Subscription	$1,374,502	$1,131,948
Other	58,051	55,833
Total revenues	1,432,553	1,187,781
Cost of revenues (1) (2)	257,924	217,624
Gross profit	1,174,629	970,157
Operating expenses:
Research and development (1) (2)	755,994	603,101
Marketing and sales (1) (2)	336,427	252,393
General and administrative (1)	178,545	146,641
Total operating expenses	1,270,966	1,002,135
Operating loss	(96,337)	(31,978)
Other income (expense), net	18,804	(19,432)
Interest income	29,845	28,564
Interest expense	(8,636)	(7,318)
Loss before income taxes	(56,324)	(30,164)
Provision for (benefit from) income taxes	(4,454)	93,605
Net loss	$(51,870)	$(123,769)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.20)	$(0.48)
Diluted	$(0.20)	$(0.48)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	262,991	260,477
Diluted	262,991	260,477
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$19,931	$18,214
Research and development	246,494	193,445
Marketing and sales	43,984	35,992
General and administrative	40,718	38,495
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$9,957	$10,116
Research and development	94	94
Marketing and sales	3,599	3,672
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net loss	$(51,870)	$(123,769)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(5,746)	5,660
Net change in unrealized gain on marketable and privately held debt securities	394	1,354
Net gain (loss) on cash flow hedging derivative instruments	(10,688)	10,506
Other comprehensive income (loss), before tax	(16,040)	17,520
Income tax effect	—	—
Other comprehensive income (loss), net of tax	(16,040)	17,520
Total comprehensive income (loss), net of tax	$(67,910)	$(106,249)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	165,860	$2	97,031	$1	$5,574,290	$13,226	$(4,241,865)	$1,345,654
Common stock issued	1,717	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	981	—	(981)	—	—	—	—	—
Stock-based compensation	—	—	—	—	351,127	—	—	351,127
Repurchases of Class A Common Stock	(1,383)	—	—	—	—	—	(249,935)	(249,935)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16,040)	—	(16,040)
Net loss	—	—	—	—	—	—	(51,870)	(51,870)
Balance at September 30, 2025	167,175	$2	96,050	$1	$5,925,417	$(2,814)	$(4,543,670)	$1,378,936

	Three Months Ended September 30, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	1,284	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	1,017	—	(1,017)	—	—	—	—	—
Stock-based compensation	—	—	—	—	286,146	—	—	286,146
Repurchases of Class A Common Stock	(1,131)	—	—	—	—	—	(183,918)	(183,918)
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,520	—	17,520
Net loss	—	—	—	—	—	—	(123,769)	(123,769)
Balance at September 30, 2024	160,558	$2	99,995	$1	$4,498,214	$42,820	$(3,512,203)	$1,028,834

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,870)	$(123,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,333	22,827
Stock-based compensation	351,127	286,146
Impairment charges for leases and leasehold improvements	26,673	—
Deferred income taxes	(80)	(768)
Amortization of interest rate swap contracts	(5,552)	(7,155)
Net loss (gain) on strategic investments	(26,526)	15,292
Net foreign currency loss	1,831	3,040
Other	168	991
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	241,361	144,030
Prepaid expenses and other assets	(92,680)	(39,914)
Accounts payable	(24,957)	(10,144)
Accrued expenses and other liabilities	(115,016)	(108,168)
Deferred revenue	(200,097)	(101,916)
Net cash provided by operating activities	128,715	80,492
Cash flows from investing activities:
Business combinations, net of cash acquired	(15,698)	(4,975)
Purchases of property and equipment	(14,112)	(6,151)
Purchases of strategic investments	—	(14,050)
Purchases of marketable securities	(62,763)	(43,704)
Proceeds from maturities of marketable securities	31,887	46,148
Proceeds from sales of strategic investments	—	4,042
Net cash used in investing activities	(60,686)	(18,690)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(252,807)	(183,610)
Other	—	(3,143)
Net cash used in financing activities	(252,807)	(186,753)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,929)	3,564
Net decrease in cash, cash equivalents, and restricted cash	(190,707)	(121,387)
Cash, cash equivalents, and restricted cash at beginning of period	2,513,762	2,178,122
Cash, cash equivalents, and restricted cash at end of period	$2,323,055	$2,056,735

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$2,322,360	$2,055,597
Restricted cash included in other non-current assets	695	1,138
Total cash, cash equivalents, and restricted cash	$2,323,055	$2,056,735
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	4,202	2,655
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	1,295	3,250
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
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2026, for example, refer to the fiscal year ending June 30, 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which are established primarily by the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended September 30, 2025 and 2024.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions in the Company’s condensed consolidated financial statements. These estimates are based on information available as of the date of the condensed consolidated financial statements. Such management estimates and assumptions include, but are not limited to, the determination of:
•the standalone selling price of performance obligations for revenue contracts with multiple performance obligations;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions.
Actual results could differ materially from these estimates.
Segment
The Company operates as a single operating segment and derives revenue primarily from fees earned from subscription-based arrangements for providing customers with software in a cloud-based-infrastructure that the Company provides, and from the sale of on-premises term license agreements.

An operating segment is defined as a component of an entity for which discrete financial information is available and whose results of operations are regularly reviewed by the chief operating decision maker (“CODM”). The Company has identified the CEO, Mike Cannon-Brookes, as the CODM. The CODM manages the Company using consolidated financial information. Further, the Company offers a connected portfolio of apps that are built on a single Atlassian platform and data model. Accordingly, the Company has determined it operates as a single operating and reportable segment.
The CODM uses consolidated net loss to allocate resources, including headcount, and make business investment decisions during the Company’s budgeting process. The CODM also uses consolidated net loss to assess performance by comparing the consolidated results to forecasts. Significant segment expenses are organized by function and are presented on the condensed consolidated statements of operations. Other segment items included in consolidated net loss are: other income and expense, net, interest income, interest expense, and the provision for income taxes, which are reflected in the condensed consolidated statements of operations.
Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of its Annual Report on Form 10-K for fiscal year 2025, which was filed with the SEC on August 15, 2025.
Concentration of Credit Risk and Significant Customers
Financial instruments potentially exposing the Company to credit risk consist primarily of cash, cash equivalents, accounts receivable, derivative contracts, and investments. The Company holds cash at financial institutions that management believes are high credit, quality financial institutions and invests in investment grade securities rated A- and above. The Company’s derivative contracts expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company enters into master netting agreements with select financial institutions to reduce its credit risk and trades with several counterparties to reduce its concentration risk with any single counterparty. The Company does not have significant exposure to counterparty credit risk at this time. In addition, the Company does not require nor is required to post collateral of any kind related to any foreign currency derivatives.
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivable and contract assets are credit-impaired. As of September 30, 2025, and June 30, 2025, no customer represented more than 10% of the total accounts receivable balance. For the three months ended September 30, 2025, and 2024, no customer represented more than 10% of total revenues.
New Accounting Standards Not Yet Adopted in Fiscal Year 2026
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
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU makes targeted improvements to the accounting for internally developed software subject to ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$1,599,347	$—	$1,599,347
Marketable securities:
U.S. treasury securities	—	215,676	215,676
Agency securities	—	3,216	3,216
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	24,623	24,623
Corporate debt securities	—	202,525	202,525
Derivative financial instruments	—	18,454	18,454
Total assets measured at fair value	$1,599,347	$474,494	$2,073,841

Liabilities measured at fair value
Derivative financial instruments	$—	$5,389	$5,389
Total liabilities measured at fair value	$—	$5,389	$5,389
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
Due to the short-term nature of accounts receivable, net, contract assets, accounts payable, accrued expenses, and other current liabilities, their carrying amount is assumed to approximate their fair value.
Determination of Fair Value
The Company uses quoted prices in active markets for identical assets to determine the fair value of the Company’s Level 1 investments. The fair value of the Company’s Level 2 investments is determined based on quoted market prices or alternative market observable inputs.
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment is classified within Level 3. The Company’s privately held debt and equity securities amounted to $150.6 million and $168.8 million as of September 30, 2025, and June 30, 2025, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of September 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$215,159	$530	$(13)	$215,676
Agency securities	3,198	18	—	3,216
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	24,623	—	—	24,623
Corporate debt securities	201,821	704	—	202,525
Total marketable securities	$454,801	$1,252	$(13)	$456,040
The Company’s investments of marketable securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$176,338	$388	$(65)	$176,661
Agency securities	3,197	19	—	3,216
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	19,697	—	—	19,697
Corporate debt securities	214,190	527	(23)	214,694
Total marketable securities	$423,422	$934	$(88)	$424,268
The table below summarizes the Company’s marketable securities by remaining contractual maturity (in thousands):

	September 30, 2025	June 30, 2025
Due in one year or less	$319,559	$271,923
Due in one year through five years	136,481	152,345
Total marketable securities	$456,040	$424,268
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2025, and June 30, 2025, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of September 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,430	$—	$(3,000)	$4,430
The Company’s investments of privately held debt securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,780	$—	$(3,350)	$4,430

Carrying value of publicly traded and privately held equity securities
Publicly traded equity securities are recorded at fair value, and privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values for publicly traded and privately held equity securities as of September 30, 2025 are summarized below (in thousands):

	Publicly traded equity securities	Privately held equity securities	Total
Initial total cost	$20,000	$146,302	$166,302
Cumulative net gains (losses)	24,729	(112)	24,617
Carrying value	$44,729	$146,190	$190,919
Privately held equity securities’ cumulative net losses are composed of downward adjustments and impairment charges of $9.0 million and upward adjustments of $8.9 million as of September 30, 2025. During the period ended September 30, 2025, one of the Company's privately held equity investments completed an initial public offering. This publicly traded equity security was reclassified from strategic investments to prepaid expenses and other current assets on the condensed consolidated balance sheets as the Company intends to sell this investment within 12 months from the balance sheet date.
The Company did not have any publicly traded equity securities as of June 30, 2025 and the carrying values for privately held equity securities as of June 30, 2025 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$166,302
Cumulative net losses	(1,909)
Carrying value	$164,393
Privately held equity securities’ cumulative net losses are composed of downward adjustments and impairment charges of $8.5 million and upward adjustments of $6.6 million as of June 30, 2025.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Unrealized gains recognized on publicly traded equity securities	$24,729	$—
Unrealized gains recognized on privately held equity securities	2,297	—
Unrealized losses recognized on privately held equity securities including impairment	(500)	—
Unrealized gains, net	$26,526	$—
Realized losses recognized on privately held equity securities	—	(34)
Gains (losses) on strategic investments, net	$26,526	$(34)
Unrealized gains recognized during the reporting period on privately held equity securities still held at the reporting date	$1,797	$—
Unrealized gains recognized on privately held equity securities include upward adjustments from equity securities accounted for under the measurement alternative, while unrealized losses recognized on privately held equity securities include downward adjustments and impairment.
Realized gains on sales of privately held securities, net, reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.

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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2025 and the three months ended September 30, 2025 (in thousands):

Equity Method Investment
Balance as of June 30, 2024	$74,510
Share of losses	(20,433)
Effect of change in exchange rates	(958)
Balance as of June 30, 2025	53,119
Share of losses	—
Effect of change in exchange rates	327
Balance as of September 30, 2025	$53,446
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of September 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$936,656	$65,922	$1,002,578	$739,524	$263,054	$1,002,578
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,064,280	$79,858	$1,144,138	$765,613	$378,525	$1,144,138

The fair values of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	September 30, 2025	June 30, 2025
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$17,080	$16,210
Foreign exchange forward contracts	Other non-current assets	288	3,715
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	1,086	3,309
Total derivative assets		$18,454	$23,234

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$4,794	$2,409
Foreign exchange forward contracts	Other non-current liabilities	432	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	163	36
Total derivative liabilities		$5,389	$2,445
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Beginning balance of accumulated gains in accumulated other comprehensive income (loss)	$24,679	$41,424
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	(6,709)	18,015
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	180	(43)
Recognized in research and development	1,083	(440)
Recognized in marketing and sales	47	57
Recognized in general and administrative	263	72
Recognized in interest expense	(5,552)	(7,155)
Ending balance of accumulated gains in accumulated other comprehensive income (loss)	$13,991	$51,930

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Equipment	$15,949	$15,008
Computer hardware and software	60,081	58,559
Furniture and fittings	25,322	25,217
Leasehold improvements and other	152,444	154,113
Property and equipment, gross	253,796	252,897
Less: accumulated depreciation	(154,085)	(147,779)
Property and equipment, net	$99,711	$105,118
Depreciation expense was $10.7 million and $8.9 million for the three months ended September 30, 2025, and 2024, respectively.
During the three months ended September 30, 2025, the Company recorded a $1.1 million impairment charge, which is recorded in leasehold improvements and other, as a result of its facilities consolidation restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
7. Business Combinations
Completed Acquisition
During the first quarter of fiscal year 2026, the Company completed an acquisition to expand Atlassian’s product and service offerings. The transaction was accounted for as a business combination and was not material to the condensed consolidated financial statements.
Pending Acquisition
A Software Company
In September 2025, the Company entered into a definitive agreement to acquire A Software Company (“DX”), a leader in engineering intelligence. Under the terms of the agreement, the Company will acquire DX for approximately $1.0 billion, inclusive of DX’s cash balance, subject to customary adjustments. Total consideration will be comprised of cash and shares of the Company’s Class A Common Stock, which are subject to continued vesting provisions. The Company expects to fund the cash consideration through existing cash balances.
The transaction is anticipated to close in the second quarter of fiscal year 2026, subject to customary closing conditions, including required regulatory approvals.
Subsequent Event
The Browser Company of New York Inc.
On October 20, 2025, the Company acquired 100% of the outstanding equity of The Browser Company of New York Inc. (“BCNY”), the company behind the Dia and Arc browsers. Under the terms of the agreement, the Company acquired BCNY for approximately $610 million. Total consideration was composed of approximately $488.3 million in cash, which was funded through the Company’s existing cash balance, and the remainder in the form of shares of the Company’s Class A Common Stock, which are subject to continued vesting provisions. The Company is currently evaluating the purchase price allocation for this acquisition, which will be treated as a business combination.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.

Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2025	$1,304,445
Additions	13,835
Effect of change in exchange rates	(252)
Balance as of September 30, 2025	$1,318,028

Intangible Assets
Intangible assets consisted of the following as of September 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$471,632	$(288,482)	$183,150
Patents, trade names, and other rights	70,928	(38,815)	32,113
Customer relationships	135,687	(115,060)	20,627
Total Intangible Assets	$678,247	$(442,357)	$235,890
Intangible assets consisted of the following as of June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$466,932	$(278,525)	$188,407
Patents, trade names, and other rights	70,928	(37,337)	33,591
Customer relationships	135,687	(112,845)	22,842
Total Intangible Assets	$673,547	$(428,707)	$244,840
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of September 30, 2025 were as follows:

Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	5
Patents, trade names, and other rights	6
Customer relationships	3
Amortization expense for intangible assets was approximately $13.6 million and $13.9 million for the three months ended September 30, 2025, and 2024, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of September 30, 2025 (in thousands):

Fiscal Years:
Remainder of 2026	$40,395
2027	49,036
2028	46,808
2029	41,303
2030	37,870
Thereafter	20,478
Total future amortization expense	$235,890

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	June 30, 2025
Accrued expenses	$208,105	$180,197
Employee benefits	288,536	422,986
Tax liabilities	3,856	36,726
Customer deposits	19,188	16,396
Restructuring provision	18,269	—
Other payables	24,375	25,296
Total accrued expenses and other current liabilities	$562,329	$681,601
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
The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one-time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of September 30, 2025 there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one-time option, the Company’s credit rating.
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2025, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
Senior Notes
On May 15, 2024, the Company issued $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029, and May 15, 2034, respectively. The 2029 Notes bear interest at a rate of 5.250% per year. The 2034 Notes bear interest at a rate of 5.500% per year. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024.
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of September 30, 2025, the Company was in compliance with all covenants associated with the Notes.

The Company incurred debt discount and issuance costs of approximately $14.3 million in connection with the Notes offering, which were allocated on a pro rata basis to the 2029 Notes and 2034 Notes. The debt discount and issuance costs are amortized on an effective interest rate method to interest expense over the contractual term of the Notes. The proceeds from this offering, net of debt discounts and issuance costs, were $985.7 million. The net proceeds were used primarily to repay the Term Loan.
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	September 30, 2025	June 30, 2025
2029 Notes	3.6	5.250%	5.55%	$500,000	$500,000
2034 Notes	8.6	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(11,857)	(12,316)
Long-term debt				$988,143	$987,684
The total estimated fair value of the Notes was approximately $1.05 billion and $1.03 billion as of September 30, 2025, and June 30, 2025, respectively. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third parties related to its cloud services platform, marketing-related contracts, and other services. These commitments are non-cancellable and expire within two to seven years, as disclosed in Note 11, “Commitments and Contingencies” of its Annual Report on Form 10-K for fiscal year 2025.
Operating Leases
During the three months ended September 30, 2025, the Company recorded a $25.2 million impairment charge for operating lease right-of-use assets as a result of its facilities consolidation restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
There were no other material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases, including, obligations for leases that have not yet commenced, disclosed in Note 9, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2025.
Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease costs	$10,625	$10,666
Right-of-use assets obtained in exchange for new operating lease liabilities	$239	$7,426
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

Indemnification Provisions
The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers that will require the Company to, among other things, indemnify these individuals for certain liabilities that may arise as a result of their affiliation with the Company. For the periods presented, the Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in its condensed consolidated financial statements.
12. Revenue
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks, including bankruptcies, regulatory changes, and other market factors.
As of September 30, 2025, approximately $3.3 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 74% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Americas
United States	$613,017	$506,227
Other Americas	92,769	78,272
Total Americas	705,786	584,499
EMEA
Germany	141,978	117,802
Other EMEA	424,101	351,467
Total EMEA	566,079	469,269
Asia Pacific	160,688	134,013
Total revenues	$1,432,553	$1,187,781
The Company’s revenues by deployment options were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Cloud	$997,708	$792,306
Data Center	372,648	335,594
Marketplace and other	62,197	59,881
Total revenues	$1,432,553	$1,187,781

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
In September 2025, the Company announced plans to end-of-life its Data Center deployment offering. Beginning in March 2026, the Company will no longer sell term licenses to new customers, and the Company will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, the Company plans to end maintenance and support for its Data Center offerings in March 2029.
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the balances of deferred revenue were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance, beginning of period	$2,481,254	$2,114,736
Additions	1,232,455	1,085,865
Revenue	(1,432,553)	(1,187,781)
Balance, end of period	$2,281,156	$2,012,820
For the three months ended September 30, 2025 and 2024, approximately 61% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance, beginning of period	$136,340	$79,711
Additions	19,097	12,230
Amortization expense	(14,839)	(8,497)
Balance, end of period	$140,598	$83,444
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$53,163	$31,786
Other non-current assets	87,435	51,658
Total	$140,598	$83,444
There were no impairment losses recorded during the periods presented.

13. Geographic Information
The Company’s long-lived assets by geographic regions were as follows (in thousands):

	September 30, 2025	June 30, 2025
United States	$134,248	$168,841
Australia	54,595	54,073
India	30,632	34,909
All other countries	14,846	16,422
Total long-lived assets	$234,321	$274,245
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.
14. Restructuring
During the three months ended September 30, 2025, the Company initiated a rebalancing of resources resulting in the elimination of certain roles. These actions were part of the Company’s initiatives to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of its products. As a result, the Company recorded severance and other termination benefits of $27.9 million, and stock-based compensation of $1.4 million for the affected employees for the three months ended September 30, 2025.
In addition, during the three months ended September 30, 2025, the Company exited certain floors of a leased property, which it plans to sublease, in order to optimize its real estate footprint. As a result, the Company recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $26.3 million for the three months ended September 30, 2025. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows.
The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, is expected to be substantially completed as of December 31, 2025.
A summary of the Company’s restructuring charges for the three months ended September 30, 2025, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$27,794	$1,432	$2,366	$31,592
Research and development	—	—	12,102	12,102
Marketing and sales	—	—	8,154	8,154
General and administrative	95	—	3,735	3,830
Total	$27,889	$1,432	$26,357	$55,678
The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$27,889	$1,432	$26,357	$55,678
Payments	(9,224)	—	—	(9,224)
Non-cash items	(446)	(1,432)	(26,307)	(28,185)
Liability as of September 30, 2025	$18,219	$—	$50	$18,269

15. Stockholders’ Equity
Stock-based Compensation
A summary of restricted stock unit (“RSU”) activity for the three months ended September 30, 2025 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2025	$16,578,020	$190.98	$3,366,830
Granted	9,646,235	171.37	—
Vested	(1,692,427)	205.00	281,741
Forfeited or cancelled	(820,398)	181.93	—
Balance as of September 30, 2025	$23,711,430	$182.22	$3,786,715
As of September 30, 2025, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $3.3 billion.
During the three months ended September 30, 2025, the Company granted 7,744 shares of restricted stock awards (“RSA”) in connection with a business combination. During the three months ended September 30, 2024, the Company did not grant any shares of RSA. As of September 30, 2025 and June 30, 2025, there were 72,874 and 90,083 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA were $11.6 million and $18.3 million as of September 30, 2025 and June 30, 2025, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s outstanding Class A Common Stock (the “2023 Repurchase Program”). The 2023 Repurchase Program was completed in fiscal year 2025.
In September 2024, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following completion of the 2023 Repurchase Program.
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
During the three months ended September 30, 2025, the Company repurchased and subsequently retired approximately 1.4 million shares of its Class A Common Stock for approximately $249.9 million at an average price per share of $180.74. All repurchases were made in open market transactions. As of September 30, 2025, $921.3 million of the Company’s Class A Common Stock remained available for repurchase under the 2024 Repurchase Program.
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(32,539)	$(19,331)	$(76,255)	$(47,514)
Denominator:
Weighted-average shares outstanding, basic and diluted	164,979	98,012	160,482	99,995
Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.48)	$(0.48)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive were as follows (shares in thousands):

	Three Months Ended September 30,
	2025	2024
Class A Common Stock restricted stock units	8,569	10,390
Class A Common Stock restricted stock awards	3	19
Total	8,572	10,409
17. Income Taxes
The Company computes its provision for (benefit from) income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusting the provision for (benefit from) income taxes for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s relative proportion of domestic and foreign earnings, current cash taxes in jurisdictions with valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax benefit of $4.5 million for the three months ended September 30, 2025, as compared to an income tax provision of $93.6 million for the three months ended September 30, 2024, respectively. The income tax benefit for the three months ended September 30, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions, valuation allowances in the U.S. and Australia, and non-deductible stock-based compensation in certain foreign jurisdictions.
The income tax provision for the three months ended September 30, 2024 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, offset by research and development tax credits and incentives.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in fiscal year 2026. The changes had an immaterial impact on the Company’s benefit from income taxes for the three months ended September 30, 2025.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of September 30, 2025, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.
18. Subsequent Events
In October 2025, the Board of Directors authorized a new program to repurchase up to $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Share Repurchase Program”) which will commence after the completion of the 2024 Share Repurchase Program. The 2025 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including business, economic, and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 15, 2025.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “plan,” “should,” “estimate,” or “continue,” and similar expressions or variations, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our mission is to unleash the potential of every team.
Atlassian’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale.

Our deeply interconnected portfolio of apps, AI agents, and products, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership, and business teams. We’ve put AI at the center of our portfolio to enhance teamwork for users across our apps and Collections; a carefully curated set of apps and agents designed to solve complex tasks. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.
We generate revenues primarily in the form of subscription fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software apps in a cloud-based-infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our apps and product offerings, prices, and pricing plans for our offerings, which may impact the growth rate of our revenue, and our deferred revenue balances, remaining performance obligations, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
In September 2025, we announced plans to end-of-life our Data Center deployment offering. Beginning in March 2026, we will no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we also plan to end maintenance and support for on-premises versions of our products in March 2029. In order to support customers who face unique requirements or challenges, we will offer an approximately three-year extended maintenance period for certain customers.

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
Restructuring
During the three months ended September 30, 2025, we initiated a rebalancing of resources resulting in the elimination of certain roles. These actions were part of our initiatives to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of our products. As a result, we recorded severance and other termination benefits of $27.9 million and stock-based compensation of $1.4 million for the affected employees for the three months ended September 30, 2025.
In addition, during the three months ended September 30, 2025, we exited certain floors of a leased property, which we plan to sublease, in order to optimize our real estate footprint. As a result, we recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $26.3 million for the three months ended September 30, 2025.
A summary of restructuring charges for the three months ended September 30, 2025 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$27,794	$1,432	$2,366	$31,592
Research and development	—	—	12,102	12,102
Marketing and sales	—	—	8,154	8,154
General and administrative	95	—	3,735	3,830
Total	$27,889	$1,432	$26,357	$55,678
The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, is expected to be substantially completed as of December 31, 2025. Refer to Note 14, “Restructuring,” in the notes of our condensed consolidated financial statements for additional information.
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
We define the number of total customers at the end of any particular period as the number of organizations with unique domains with an active subscription for two or more seats. We define the number of customers with Cloud ARR greater than $10,000 using the same definition as total customers, with the distinction of having an active Cloud subscription and greater than $10,000 in Cloud ARR. We define Cloud ARR as the annualized recurring revenue run-rate of Cloud subscription agreements at a point in time. We calculate Cloud ARR by taking the Cloud monthly recurring revenue (“Cloud MRR”) run-rate and multiplying it by 12. Cloud MRR for each month is calculated by aggregating monthly recurring revenue from committed contractual amounts at a point in time. Cloud ARR and Cloud MRR should be viewed independently of revenue and do not represent our revenue under GAAP, as they are operational metrics that can be affected by contract start and end dates and renewal rates. While a single customer may have distinct departments, operating segments, or subsidiaries with multiple active licenses or subscriptions of our apps, if the app deployments share a unique domain name, we only include the customer once for purposes of calculating a customer.
As of September 30, 2025, we had more than 300,000 customers. If we include single-user accounts and organizations that have only adopted our free or starter offerings, the active use of our offerings extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Number of customers with greater than $10,000 in Cloud ARR	46,844	49,449	50,715	51,978	53,017
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for capital expenditures. Management considers free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used to fund our commitments, repay our debt, and for strategic opportunities, such as reinvesting in our business, making strategic acquisitions, and strengthening our financial position. Free cash flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP, such as GAAP net cash provided by operating activities. In addition, free cash flow may not be comparable to similarly titled metrics of other companies due to differences in the methods of calculation. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$128,715	$80,492
Less: Capital expenditures	(14,112)	(6,151)
Free cash flow	$114,603	$74,341
Free cash flow increased by $40.3 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to employees and vendors.
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
In September 2025, we announced plans to end-of-life our Data Center deployment offering. Beginning in March 2026, we will no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029.
We expect subscription revenue, specifically from our Cloud offerings, to increase and continue to be our primary driver of revenue growth. We expect our revenue to fluctuate quarterly and within our quarterly financial results based on customer buying patterns.
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
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, facilities and related overhead costs, certain IT program expenses, and consulting and contractor costs associated with our software development teams. We continue to focus our research and development efforts on building new apps, and AI agents, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our Cloud infrastructure, and advancing our artificial intelligence capabilities.
Marketing and Sales
Marketing and sales expenses consist primarily of compensation expenses for our employees, including stock-based compensation, marketing and sales program expenses, consulting and contractor costs, facilities and related overhead costs, and certain IT program expenses. Marketing programs consist of advertising, promotional events, such as user conferences, sponsorships, corporate communications, brand building, and marketing activities such as online lead generation. Sales programs consist of activities and teams focused on direct sales to customers, supporting our solution partners and resellers, tracking channel sales activity, supporting and servicing our customers by helping them optimize their experience and expand the use of our offerings across their organizations, and helping product evaluators learn how they can use our tools most effectively.
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
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.
There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2025.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended September 30,
	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription	$1,374,502	96%	$1,131,948	95%
Other	58,051	4	55,833	5
Total revenues	1,432,553	100	1,187,781	100
Cost of revenues	257,924	18	217,624	18
Gross profit	1,174,629	82	970,157	82
Operating expenses:
Research and development	755,994	53	603,101	51
Marketing and sales	336,427	24	252,393	21
General and administrative	178,545	12	146,641	13
Total operating expenses	1,270,966	89	1,002,135	85
Operating loss	(96,337)	(7)	(31,978)	(3)
Other income (expense), net	18,804	1	(19,432)	(2)
Interest income	29,845	2	28,564	2
Interest expense	(8,636)	—	(7,318)	—
Loss before income taxes	(56,324)	(4)	(30,164)	(3)
Provision for (benefit from) income taxes	(4,454)	—	93,605	7
Net loss	$(51,870)	(4)%	$(123,769)	(10)%

Three Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$1,374,502	$1,131,948	$242,554	21%
Other	58,051	55,833	2,218	4
Total revenues	$1,432,553	$1,187,781	$244,772	21%
Total revenues increased $244.8 million, or 21%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in the three months ended September 30, 2025, over 90% was attributable to sales to customer accounts existing on or before June 30, 2025.
Subscription revenues increased $242.6 million, or 21%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $2.2 million, or 4%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in other revenues was primarily attributable to an increase of $3.0 million in marketplace revenue.

Total revenues by deployment options were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$997,708	$792,306	$205,402	26%
Data Center	372,648	335,594	37,054	11
Marketplace and other	62,197	59,881	2,316	4
Total revenues	$1,432,553	$1,187,781	$244,772	21%
Total revenues by geography were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$705,786	$584,499	$121,287	21%
EMEA	566,079	469,269	96,810	21
Asia Pacific	160,688	134,013	26,675	20
Total revenues	$1,432,553	$1,187,781	$244,772	21%
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$257,924	$217,624	$40,300	19%
Gross margin	82%	82%
Cost of revenues increased $40.3 million, or 19%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall increase was primarily attributable to restructuring charges of $31.6 million, which were composed of $29.2 million of severance and other termination benefits, and $2.4 million related to impairment charges for a lease and leasehold improvements, as well as an increase of $14.4 million in hosting fees.
Operating Expenses
Research and Development

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$755,994	$603,101	$152,893	25%
Research and development expenses increased $152.9 million, or 25%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall increase was primarily attributable to an increase of $136.5 million in compensation expenses for employees (which includes an increase of $53.0 million in stock-based compensation). In addition, we recorded restructuring charges of $12.1 million in the three months ended September 30, 2025 related to impairment charges for a lease and leasehold improvements.
Marketing and Sales

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$336,427	252,393	$84,034	33%
Marketing and sales expenses increased $84.0 million, or 33%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall increase was primarily attributable to an increase of $45.8 million in compensation expenses for employees (which includes an increase of $8.0 million in stock-based compensation), and an increase of $21.2 million in advertising and marketing program expenses. In addition, we recorded restructuring charges of $8.2 million in the three months ended September 30, 2025 related to impairment charges for a lease and leasehold improvements.

General and Administrative

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$178,545	146,641	$31,904	22%
General and administrative expenses increased $31.9 million, or 22%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall increase was primarily attributable to an increase of $19.6 million in compensation expense for employees (which includes an increase of $2.2 million in stock-based compensation), and an increase of $4.4 million in legal fees. In addition, we recorded restructuring charges of $3.7 million in the three months ended September 30, 2025 related to impairment charges for a lease and leasehold improvements.
Other Income (Expense), net

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other income (expense), net	$18,804	$(19,432)	$38,236	(197)%
Other income (expense), net increased $38.2 million, or 197%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The overall increase in other income (expense) was primarily attributable to an increase of $24.7 million in unrealized gains on public equity investments and a decrease of $15.3 million in expense related to our share of loss from an equity method investment.
Interest Income

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest income	29,845	28,564	$1,281	4%
Interest income increased $1.3 million, or 4% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase in investment income as a result of increased invested cash balances.
Interest Expense

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(8,636)	$(7,318)	$(1,318)	18%
Interest expense increased $1.3 million, or 18% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to the amortization of interest rate swap contracts.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$(4,454)	$93,605	$(98,059)	*
Effective tax rate	*	*
*    Not meaningful
Provision for (benefit from) income taxes decreased $98.1 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions. See Note 17, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
Our future effective annual tax rate may be materially affected by the expense or benefit from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, level of profit before tax, accounting for uncertain tax positions, business combinations, changes in our valuation allowances to the extent sufficient positive evidence becomes available, closure of statute of limitations or settlement of tax audits, and changes in tax laws.
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
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. The changes had an immaterial impact on our income tax benefit for the three months ended September 30, 2025 and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of September 30, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents totaling $2.3 billion, marketable securities totaling $456.0 million, and accounts receivable totaling $536.9 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$128,715	$80,492
Net cash used in investing activities	(60,686)	(18,690)
Net cash used in financing activities	(252,807)	(186,753)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,929)	3,564
Net decrease in cash, cash equivalents, and restricted cash	$(190,707)	$(121,387)
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities increased by $48.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The net increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to employees and vendors.
Net cash used in investing activities increased by $42.0 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The net increase was primarily attributable to an increase in net outflows of $23.3 million related to our strategic investment and marketable security activity and an increase in cash consideration paid for acquisitions, net of cash acquired of approximately $10.7 million.

Net cash used in financing activities increased by $66.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $69.2 million.
Material Cash Requirements
Debt
As of September 30, 2025, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029, and May 15, 2034, respectively. Interest on the Notes will be paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of September 30, 2025, there were no borrowings under the 2024 Credit Facility. Refer to Note 10, “Debt,” to our condensed consolidated financial statements for additional information.
Share Repurchase Program
In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Repurchase Program”). In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program” and, together with the 2023 Repurchase Program, the “Repurchase Programs”). The 2024 Repurchase Program commenced in April 2025 following completion of the 2023 Repurchase Program. The 2024 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During the three months ended September 30, 2025, we repurchased and subsequently retired approximately 1.4 million shares of our Class A Common Stock for approximately $249.9 million at an average price per share of $180.74. All repurchases were made in open market transactions. As of September 30, 2025, $921.3 million of our Class A Common Stock remained available for repurchase under the 2024 Repurchase Program.
Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space, including obligations for leases that have not yet commenced. Refer to Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information.
Other Future Obligations
On October 20, 2025, we acquired 100% of the outstanding equity of The Browser Company of New York Inc. (“BCNY”), the company behind the Dia and Arc browsers. Under the terms of the agreement, we acquired BCNY for approximately $610 million. Total purchase price consideration was composed of approximately $488.3 million in cash, which was funded through our existing cash balance, and the remainder in the form of shares of our Class A Common Stock, which are subject to continued vesting provisions.
In September 2025, we entered into a definitive agreement to acquire A Software Company (“DX”), a leader in engineering intelligence. Under the terms of the agreement, we will acquire DX for approximately $1.0 billion, inclusive of DX’s cash balance, subject to customary adjustments. Total consideration will be comprised of cash and shares of our Class A Common Stock, which are subject to continued vesting provisions. We expect to fund the cash consideration through existing cash balances. We anticipate the transaction to close in the second quarter of fiscal year 2026, subject to customary closing conditions, including required regulatory approvals.

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
As of September 30, 2025, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
•Non-GAAP net income and non-GAAP net income per diluted share. Excludes expenses related to stock-based compensation, amortization of acquired intangible assets, restructuring charges, and the related income tax effects of these items.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three months ended September 30, 2025 and 2024 (in thousands, except percentage and per share data):

	Three Months Ended September 30,
	2025	2024
Gross profit
GAAP gross profit	$1,174,629	$970,157
Plus: Stock-based compensation	18,499	18,214
Plus: Amortization of acquired intangible assets	9,957	10,116
Plus: Restructuring charges (3)	31,592	—
Non-GAAP gross profit	$1,234,677	$998,487
Gross margin
GAAP gross margin	82%	82%
Plus: Stock-based compensation	1	1
Plus: Amortization of acquired intangible assets	1	1
Plus: Restructuring charges (3)	2	—
Non-GAAP gross margin	86%	84%
Operating income
GAAP operating loss	$(96,337)	$(31,978)
Plus: Stock-based compensation	349,695	286,146
Plus: Amortization of acquired intangible assets	13,650	13,882
Plus: Restructuring charges (3)	55,678	—
Non-GAAP operating income	$322,686	$268,050
Operating margin
GAAP operating margin	(7)%	(3)%
Plus: Stock-based compensation	25	25
Plus: Amortization of acquired intangible assets	1	1
Plus: Restructuring charges (3)	4	—
Non-GAAP operating margin	23%	23%
Net income
GAAP net loss	$(51,870)	$(123,769)
Plus: Stock-based compensation	349,695	286,146
Plus: Amortization of acquired intangible assets	13,650	13,882
Plus: Restructuring charges (3)	55,678	—
Adjustment for: Income tax (1)	(91,502)	23,441
Non-GAAP net income	$275,651	$199,700
Net income per share
GAAP net loss per share - diluted	$(0.20)	$(0.48)
Plus: Stock-based compensation	1.33	1.11
Plus: Amortization of acquired intangible assets	0.05	0.05
Plus: Restructuring charges (3)	0.21	—
Adjustment for: Income tax (1)	(0.35)	0.09
Non-GAAP net income per share - diluted	$1.04	$0.77
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	262,991	260,477
Plus: Dilution from dilutive securities (2)	1,323	298
Weighted-average shares used in computing diluted non-GAAP net income per share	264,314	260,775
Free cash flow
GAAP net cash provided by operating activities	$128,715	$80,492
Less: Capital expenditures	(14,112)	(6,151)
Free cash flow	$114,603	$74,341

(1) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal year 2026 and 2025, we determined the projected non-GAAP tax rate to be 24% and 26%, respectively. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period-specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended September 30, 2025 and September 30, 2024 because the effect would have been anti-dilutive.
(3) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the three months ended September 30, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth in recent years and our historical growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our apps, agents and platforms; increase in competition; challenges relating to collecting accounts receivable or collection periods; seasonality in the timing of our sales; the duration of our sales contracts; limitations on our ability to, or any decision not to, increase pricing, challenges or trends associated with the migration to our Cloud offerings; failure to capitalize on growth opportunities; contraction in our overall market; or impact from broader macroeconomic factors. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
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
We are investing in AI across the company and increasingly building out our AI-powered offerings, including apps, agents, and features like our Rovo platform apps. We expect AI apps, agents and features, both those we develop and those developed by third parties, to continue to be important to our offerings and our operations over time, but there can be no assurances that we will effectively develop, implement or market AI agents and features or that we will realize the desired or anticipated benefits from AI. We bear significant development and operational costs in building and supporting our AI tools and offerings, and expect these investments to continue to negatively impact our operating margins in the near term. Developing, maintaining, and deploying these technologies involves substantial risks, and we cannot guarantee that they will improve our offerings or provide benefits to our customers or business. As our business and offerings evolve to incorporate additional AI capabilities, we may be unable to effectively monetize our AI offerings or determine new methods for capitalizing on these opportunities. For example, we have made Rovo available at no additional cost to our premium, enterprise, and standard edition customers across Jira, Confluence, Jira Service Management and Teamwork Collection. If strategies like this are not successful in helping us win new customers and retain and expand within existing customers, we may not be able to offset the investments we have made in these technologies, which would adversely impact our results of operations and financial condition.
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
While a substantial majority of our business was historically generated from customers using Server products, which are no longer available, and Data Center products, over time, our Cloud offerings have become more central to our distribution model, and this trend will continue in the future. To support this transition, we have directed a significant portion of our financial and operating resources to implement robust Cloud offerings and to migrate our existing customers to our Cloud offerings, which impacts our results of operations, revenue recognition practices, and financial condition. For example, due to the higher fees associated with hosting our Cloud infrastructure, we have and expect to continue to see increased expenses and lower margins as customers transition to Cloud. Our strategy to provide our AI tools at no or low cost to the majority of our Cloud customers may further increase these hosting costs without corresponding revenue increases. Revenues recognized from our Cloud offerings are also typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins.
In September 2025, we announced plans to end-of-life our Data Center deployment offering via our Atlassian Ascend initiative. Beginning in March 2026, we will no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029. If we are unable to offer the systems, security capabilities, or controls our Data Center customers require to migrate to our Cloud offerings, or if our customers otherwise choose not to migrate, our revenue growth and profitability will be negatively impacted. The Atlassian Ascend initiative may impact purchasing patterns among our Data Center customers in ways that create fluctuations in our quarterly financial results and impacts the guidance we issue, including decisions regarding sizes of Data Center product renewals, expansions, timing of Cloud upgrades or decisions not to renew or upgrade. In our migration from Server, we offered discounts to certain of our enterprise-level Server customers as an incentive, which impacted our near-term revenue growth, and we expect to offer similar incentives in connection with Atlassian Ascend. Additionally, we may also be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business.
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
In deploying and using our apps, agents and products, our customers depend on our product support teams to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We may also be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a global and vast customer base, we need to be able to provide efficient product support that meets our customers’ needs globally at scale. The number of our customers has grown significantly and that has put additional pressure on our product support function. End customers may also reach out to us requesting support for third-party apps sold on the Atlassian Marketplace. To supplement our customer support teams, we have relied in the past and will continue to rely on third-party vendors to fulfill requests to resolve common or frequently asked questions for Atlassian offerings. If we are unable to provide efficient product support globally at scale, including through the use of third-party vendors and self-service support, our ability to grow our operations could be harmed and we may need to hire additional support personnel, which could harm our results of operations. Certain of our customers have in the past experienced outages across their use of our apps, agents and products and it is possible that similar incidents may occur in the future. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our apps, agents, and products to existing and prospective customers, and our business, results of operations and financial condition.

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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, we acquired Loom, Inc. in fiscal year 2024 and The Browser Company of New York Inc. in second quarter fiscal year 2026; we have also announced that we entered into a definitive agreement to acquire A Software Company. We also from time to time enter into strategic relationships with other businesses to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us or depart soon after acquisition closing. An acquired company’s products or services may not easily adapt to work with our offerings, or we have difficulty retaining the customers due to changes in ownership, management or otherwise. Our due diligence of an acquired company may also fail to identify all the liabilities, shortcomings or challenges of an acquired business, including issues relating to intellectual property, employees or company culture, customers, product quality or architecture, regulatory compliance practices or tax and accounting practices. We may also be, and from time to time have been, exposed to unknown risks or liabilities stemming from acquisitions, including risks relating to data security, vulnerabilities in cybersecurity, data privacy obligations, or breaches from acquired companies.
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
Data security breach incidents also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is disclosed without authorization, accessed by unauthorized persons, lost or deleted, or otherwise impacted by a security breach. There may be additional regulations regarding the security of such data in the future. Additionally, we may need to notify customers, governmental authorities, and/or other affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to customers, governmental authorities, and/or other individuals whose personal information has been impacted by a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We are also contractually required to notify customers or other counterparties of certain security incidents, including certain data security breaches. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
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
Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the EEA to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. The EU and U.S. governments later established the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, but it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. The validity of the EU-U.S. Data Privacy Framework recently survived a legal challenge in September 2025 before the CJEU but this outcome does not preclude future successful challenges on other grounds. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the first such framework has entered into force in the EU; several others have been passed in various jurisdictions.
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
Finally, the uncertain and shifting regulatory environment and trust climate may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ users to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop or acquire or new services we offer may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our offerings or services and could limit adoption of our cloud offerings.
We may be sued by third parties for alleged infringement or misappropriation of their intellectual property rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. We have received, and may receive in the future, communications and lawsuits from third parties, including practicing entities and non-practicing entities, claiming that we are infringing upon or misappropriating their intellectual property rights, including patents, copyrights, trade secrets, and trademarks, and we may be found to be infringing upon or misappropriating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Furthermore, the legal issues, including copyright and related rights, surrounding AI technologies and the data used for training such technologies or otherwise used as inputs into such technologies has not been fully addressed by courts or national or local laws or regulations, and the use or adoption of AI technologies into our apps and services may result in exposure to claims of copyright infringement, other intellectual property infringement or misappropriation, or other related claims. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or license payments, prevent us from offering our products or using certain technologies, require us to implement expensive workarounds, refund fees to customers or require that we comply with other unfavorable terms. In the case of infringement, or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims or litigation and to obtain licenses, modify our products or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business.
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
As we continue to invest in our sales-led motion and deepen our footprint with enterprise customer, we believe we have and may continue to see increased seasonal fluctuations in terms of the timing of when we enter into customer agreements. We believe we may have experienced in the past and may experience in the future seasonality effects due to enterprise customer budget cycles and our internal commission plans and quotas for our enterprise sales force. For instance, a higher percentage of customer sales are typically executed in the second and fourth quarters of our fiscal year. Seasonality effects may cause variability in revenue growth rates in certain quarters and within quarters. Our revenues fluctuate quarterly, and seasonality effects may cause additional fluctuations in our quarterly financial results. These fluctuations may adversely affect the market price of our Class A Common Stock.
We may require additional capital to support our operations or the growth of our business and we cannot be certain that we will be able to secure this capital on favorable terms, or at all.
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of revenue for our offerings, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit. For example, during periods of higher interest rates, as has occurred in recent years in the U.S. and other regions, debt financing may become more expensive. The 2024 Credit Facility and the indenture governing our Notes (each defined below) contain certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian. Any new equity or debt securities we issue could also have rights, preferences, and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of September 30, 2025, we had no outstanding revolving loans under the Credit Facility.
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
Under the terms of these covenants, we may be restricted from engaging in business or operating activities that may otherwise improve our business or from financing future operations or capital needs. Failure to comply with certain covenants, including the financial covenant, if not cured or waived, will result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed and could have a material adverse impact on our business. In addition, our Credit Facility has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties. If we were to draw on the Credit Facility, any increase in interest rates may negatively impact our financial results.
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
We have strategic investments in privately held and publicly traded companies, in both domestic and international markets, including in emerging markets. These companies range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, they are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation relative to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company would be typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen.
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
We are subject to tax in the U.S., Australia, and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for (benefit from) income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. For example, during fiscal year 2024, we entered into a unilateral advanced pricing arrangement with the Australian Taxation Office (“ATO”) in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 that resulted in us making a tax payment of $117.4 million. If that arrangement is not renewed with similar or better terms, it may result in additional tax liabilities in the future. We will continue to pursue advanced pricing arrangements in Australia and other jurisdictions to proactively manage and mitigate the risk of transfer pricing disputes with tax authorities. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
Tax laws in the U.S. and in foreign jurisdictions are subject to change. For example, in July 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes a broad range of tax reform provisions that may affect our financial results. The OBBBA includes, among other provisions, the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act, which was signed into law in 2017. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including an alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable to us in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
•Demand for our offerings from government customers may be influenced by public sector budget cycles, funding authorizations, government shutdowns, and changes in government policy or administration priorities. Contracts with governmental entities are also subject to termination for the convenience of the customer.
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
We have been involved with claims, suits, purported class or representative actions, regulatory and government investigations, or other proceedings. The claims, suits, actions, regulatory and government investigations we face may involve intellectual property, labor and employment, competition, commercial disputes, data security and privacy, bankruptcy, tax and related compliance, and other matters. They could impose a significant burden on our management and employees, prevent us from offering one or more of our apps or products to others, require us to change our technology or business practices, or result in monetary damages, fines, injunctive relief, civil or criminal penalties, reputational harm, or other adverse consequences. Any litigation and other claims are subject to inherent uncertainties and a material adverse impact in our financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
Regulators’, investors’, customers’ and others’ expectations and scrutiny of our performance relating to environmental, social and governance efforts may impose additional costs and expose us to new risks.
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
Furthermore, some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they do not agree with our policies and actions relating to ESG. If our competitors’ ESG performance is perceived to be better than ours, potential or current investors or other stakeholders may elect to engage with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected. Alternatively, any negative perceptions of any perceived insufficient or overdone pursuit of any ESG initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation or other proceedings.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of September 30, 2025, stockholders who hold our Class B Common Stock collectively hold approximately 85% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2025, we had 167,247,629 outstanding shares of Class A Common Stock and 96,049,867 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that our Share Repurchase Programs will be fully consummated or that they will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In September 2024, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our outstanding shares of Class A Common Stock (the “2024 Share Repurchase Program”) and this program commenced in April 2025, following the completion of a prior share repurchase program. In October 2025, our board of directors authorized a new program under which we may repurchase up to an additional $2.5 billion of our outstanding Class A Common Stock (the “2025 Share Repurchase Program,” and together with the 2024 Share Repurchase Program, the “Share Repurchase Programs”). The 2025 Share Repurchase Program will commence following the completion of the 2024 Share Repurchase Program. Under the Share Repurchase Programs, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The Share Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Share Repurchase Programs will be fully consummated or that they will enhance long-term stockholder value. The Share Repurchase Programs could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, one of our former Co-Chief Executive Officers stepped down from his executive officer role and into an advisory role, effective August 31, 2024. Additionally, in August 2025, we announced that our President will be stepping down, effective December 31, 2025, and in October 2025, we announced that our Chief Financial Officer will be stepping down, effective June 30, 2026. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer, effective January 1, 2025 and, in October 2025, we announced a new Chief Product and AI Officer. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new apps, agents, or products in a timely fashion and, as a result, customer satisfaction with our apps, agents or products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
Any reorganizational or rebalancing efforts we conduct, including the ones in March 2023 and first quarter fiscal year 2026, may have an adverse effect on our ability to attract and retain employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. We have experienced large fluctuations in our stock price since the end of fiscal year 2021. If the value or perceived value of our equity awards declines, it could harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations and financial condition could be harmed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended September 30, 2025 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2025	475	$199.95	475	$1,076,290
August 2025	664	170.78	664	962,845
September 2025	244	$170.45	244	$921,323
Total	1,383		1,383.00

(1)    In January 2023, the Board of Directors authorized a program to repurchase up to $1.0 billion of our outstanding Class A Common Stock (the “2023 Repurchase Program”), The 2023 Share Repurchase Program was completed in fiscal year 2025. In September 2024, the Board of Directors authorized a new program under which we may repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the 2023 Share Repurchase Program. The 2024 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
Unregistered Sales of Equity Securities
During the quarter ended September 30, 2025, we issued 7,744 unregistered shares of our Class A Common Stock, subject to certain time-based vesting provisions, in connection with our acquisition of a private company. The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated under the Securities Act.
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

ATLASSIAN CORPORATION

Date: October 31, 2025	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)