Form 10-Q
period 2025-12-31
Atlassian Corp
filed 2026-02-06
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 30, 2026, there were 169,610,457 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 94,133,617 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,158,122	$2,512,874
Marketable securities	407,932	424,268
Accounts receivable, net	911,915	778,302
Prepaid expenses and other current assets	297,437	175,793
Total current assets	2,775,406	3,891,237
Non-current assets:
Property and equipment, net	97,952	105,118
Operating lease right-of-use assets	126,475	169,127
Strategic investments	209,979	221,942
Intangible assets, net	494,959	244,840
Goodwill	2,305,132	1,304,445
Deferred tax assets	25,433	3,762
Other non-current assets	125,045	101,499
Total assets	$6,160,381	$6,041,970
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$231,654	$222,092
Accrued expenses and other current liabilities	603,850	681,601
Deferred revenue, current portion	2,230,427	2,227,002
Operating lease liabilities, current portion	50,696	50,164
Total current liabilities	3,116,627	3,180,859
Non-current liabilities:
Deferred revenue, net of current portion	201,082	254,252
Operating lease liabilities, net of current portion	175,774	201,483
Long-term debt	988,609	987,684
Deferred tax liabilities	23,993	23,881
Other non-current liabilities	63,447	48,157
Total liabilities	4,569,532	4,696,316
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 170,436,795 and 165,949,196 issued and outstanding at December 31, 2025 and June 30, 2025, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 95,068,747 and 97,030,987 issued and outstanding at December 31, 2025 and June 30, 2025, respectively	1	1
Additional paid-in capital	6,378,041	5,574,290
Accumulated other comprehensive income (loss)	(465)	13,226
Accumulated deficit	(4,786,730)	(4,241,865)
Total stockholders’ equity	1,590,849	1,345,654
Total liabilities and stockholders’ equity	$6,160,381	$6,041,970
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Subscription	$1,507,656	$1,213,248	$2,882,158	$2,345,196
Other	78,659	73,215	136,710	129,048
Total revenues	1,586,315	1,286,463	3,018,868	2,474,244
Cost of revenues (1) (2)	237,691	223,127	495,615	440,751
Gross profit	1,348,624	1,063,336	2,523,253	2,033,493
Operating expenses:
Research and development (1) (2)	826,489	680,213	1,582,483	1,283,314
Marketing and sales (1) (2)	376,434	271,894	712,861	524,287
General and administrative (1)	193,448	168,708	371,993	315,349
Total operating expenses	1,396,371	1,120,815	2,667,337	2,122,950
Operating loss	(47,747)	(57,479)	(144,084)	(89,457)
Other income (expense), net	(13,550)	(7,999)	5,254	(27,431)
Interest income	18,065	25,586	47,910	54,150
Interest expense	(12,525)	(7,291)	(21,161)	(14,609)
Loss before income taxes	(55,757)	(47,183)	(112,081)	(77,347)
Provision for (benefit from) income taxes	(13,112)	(8,975)	(17,566)	84,630
Net loss	$(42,645)	$(38,208)	$(94,515)	$(161,977)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.16)	$(0.15)	$(0.36)	$(0.62)
Diluted	$(0.16)	$(0.15)	$(0.36)	$(0.62)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	263,828	261,147	263,409	260,812
Diluted	263,828	261,147	263,409	260,812
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$20,121	$23,031	$40,052	$41,245
Research and development	324,865	260,278	571,359	453,723
Marketing and sales	55,505	43,260	99,489	79,252
General and administrative	52,133	52,161	92,851	90,656
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$19,753	$10,130	$29,710	$20,246
Research and development	93	93	187	187
Marketing and sales	5,507	3,673	9,106	7,345
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(42,645)	$(38,208)	$(94,515)	$(161,977)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	1,791	(13,499)	(3,955)	(7,839)
Net change in unrealized gain (loss) on marketable and privately held debt securities	(36)	(741)	358	613
Net gain (loss) on cash flow hedging derivative instruments	594	(67,197)	(10,094)	(56,691)
Other comprehensive income (loss), before tax	2,349	(81,437)	(13,691)	(63,917)
Income tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	2,349	(81,437)	(13,691)	(63,917)
Total comprehensive income (loss), net of tax	$(40,296)	$(119,645)	$(108,206)	$(225,894)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2025	167,175	$2	96,050	$1	$5,925,417	$(2,814)	$(4,543,670)	$1,378,936
Common stock issued	2,155	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	981	—	(981)	—	—	—	—	—
Stock-based compensation	—	—	—	—	452,624	—	—	452,624
Repurchases of Class A Common Stock	(1,279)	—	—	—	—	—	(200,415)	(200,415)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,349	—	2,349
Net loss	—	—	—	—	—	—	(42,645)	(42,645)
Balance at December 31, 2025	169,032	$2	95,069	$1	$6,378,041	$(465)	$(4,786,730)	$1,590,849

	Three Months Ended December 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	160,558	$2	99,995	$1	$4,498,214	$42,820	$(3,512,203)	$1,028,834
Common stock issued	1,770	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,018	—	(1,018)	—	—	—	—	—
Stock-based compensation	—	—	—	—	378,730	—	—	378,730
Repurchases of Class A Common Stock	(368)	—	—	—	—	—	(68,364)	(68,364)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(81,437)	—	(81,437)
Net loss	—	—	—	—	—	—	(38,208)	(38,208)
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Six Months Ended December 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	165,860	$2	97,031	$1	$5,574,290	$13,226	$(4,241,865)	$1,345,654
Common stock issued	3,872	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	1,962	—	(1,962)	—	—	—	—	—
Stock-based compensation	—	—	—	—	803,751	—	—	803,751
Repurchases of Class A Common Stock	(2,662)	—	—	—	—	—	(450,350)	(450,350)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,691)	—	(13,691)
Net loss	—	—	—	—	—	—	(94,515)	(94,515)
Balance at December 31, 2025	169,032	$2	95,069	$1	$6,378,041	$(465)	$(4,786,730)	$1,590,849

	Six Months Ended December 31, 2024
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	3,054	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	2,035	—	(2,035)	—	—	—	—	—
Stock-based compensation	—	—	—	—	664,876	—	—	664,876
Repurchases of Class A Common Stock	(1,499)	—	—	—	—	—	(252,282)	(252,282)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(63,917)	—	(63,917)
Net loss	—	—	—	—	—	—	(161,977)	(161,977)
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cash flows from operating activities:
Net loss	$(42,645)	$(38,208)	$(94,515)	$(161,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,621	23,149	59,954	45,976
Stock-based compensation	452,624	378,730	803,751	664,876
Impairment charges for leases and leasehold improvements	—	—	26,673	—
Deferred income taxes	(48,628)	(2,161)	(48,708)	(2,929)
Amortization of interest rate swap contracts	(1,611)	(6,865)	(7,163)	(14,020)
Net loss (gain) on strategic investments	2,555	2,611	(23,971)	17,903
Net foreign currency loss (gain)	(504)	(5,621)	1,327	(2,581)
Other	(88)	(968)	80	23
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(367,390)	(211,755)	(126,029)	(67,725)
Prepaid expenses and other assets	(43,578)	(25,759)	(136,259)	(65,673)
Accounts payable	35,315	24,863	10,358	14,719
Accrued expenses and other liabilities	32,956	30,464	(82,060)	(77,704)
Deferred revenue	123,178	183,425	(76,919)	81,509
Net cash provided by operating activities	177,805	351,905	306,519	432,397
Cash flows from investing activities:
Business combinations, net of cash acquired	(1,213,177)	—	(1,228,875)	(4,975)
Purchases of property and equipment	(9,289)	(9,336)	(23,401)	(15,487)
Purchases of strategic investments	(5,000)	(11,500)	(5,000)	(25,550)
Purchases of marketable securities	(4,496)	(116,619)	(67,259)	(160,323)
Proceeds from maturities of marketable securities	53,222	25,480	85,109	71,628
Proceeds from sales of strategic investments	34,840	271	34,840	4,313
Net cash used in investing activities	(1,143,900)	(111,704)	(1,204,586)	(130,394)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(197,440)	(69,241)	(450,246)	(252,851)
Other	—	—	—	(3,143)
Net cash used in financing activities	(197,440)	(69,241)	(450,246)	(255,994)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(823)	(9,056)	(6,752)	(5,492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,164,358)	161,904	(1,355,065)	40,517
Cash, cash equivalents, and restricted cash at beginning of period	2,323,055	2,056,735	2,513,762	2,178,122
Cash, cash equivalents, and restricted cash at end of period	$1,158,697	$2,218,639	$1,158,697	$2,218,639

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,158,122	$2,217,604	$1,158,122	$2,217,604
Restricted cash included in other non-current assets	575	1,035	575	1,035
Total cash, cash equivalents, and restricted cash	$1,158,697	$2,218,639	$1,158,697	$2,218,639
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	3,702	3,849	3,702	3,849
Repurchases of Class A Common Stock included in accrued expenses and other current liabilities	4,270	2,375	4,270	2,375
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. The Company’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale. The Company’s portfolio of interconnected apps, AI agents, and products, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership, and business teams. Atlassian puts AI at the center of the Company’s portfolio to enhance teamwork for users across apps and Collections, a carefully curated set of apps and agents designed to solve complex tasks. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended December 31, 2025 and 2024.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivable and contract assets are credit-impaired. As of December 31, 2025, and June 30, 2025, no customer represented more than 10% of the total accounts receivable balance. For the three and six months ended December 31, 2025, and 2024, no customer represented more than 10% of total revenues.
New Accounting Standards Not Yet Adopted in Fiscal Year 2026
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance and expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended June 30, 2026. The adoption will require certain additional disclosure in the notes to the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
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
In November 2025, the FASB issued ASU 2025-11 “Interim Reporting, (Topic 270),” which clarifies interim reporting guidance and centralizes condensed interim disclosure requirements. This ASU is effective for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$515,441	$—	$515,441
Marketable securities:
U.S. treasury securities	—	197,753	197,753
Agency securities	—	3,210	3,210
Certificates of deposit and time deposits	—	10,000	10,000
Commercial paper	—	12,433	12,433
Corporate debt securities	—	184,536	184,536
Derivative financial instruments	—	21,658	21,658
Total assets measured at fair value	$515,441	$429,590	$945,031

Liabilities measured at fair value
Derivative financial instruments	$—	$4,846	$4,846
Total liabilities measured at fair value	$—	$4,846	$4,846

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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment is classified within Level 3. The Company’s privately held debt and equity securities amounted to $156.1 million and $168.8 million as of December 31, 2025, and June 30, 2025, respectively.

4. Investments
Marketable Securities
The Company’s investments of marketable securities as of December 31, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$197,135	$618	$—	$197,753
Agency securities	3,199	11	—	3,210
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	12,433	—	—	12,433
Corporate debt securities	183,962	574	—	184,536
Total marketable securities	$406,729	$1,203	$—	$407,932
The Company’s investments of marketable securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$176,338	$388	$(65)	$176,661
Agency securities	3,197	19	—	3,216
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	19,697	—	—	19,697
Corporate debt securities	214,190	527	(23)	214,694
Total marketable securities	$423,422	$934	$(88)	$424,268
The table below summarizes the Company’s marketable securities by remaining contractual maturity (in thousands):

	December 31, 2025	June 30, 2025
Due in one year or less	$310,866	$271,923
Due in one year through five years	97,066	152,345
Total marketable securities	$407,932	$424,268
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2025, and June 30, 2025, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of December 31, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,430	$—	$(3,250)	$4,180
The Company’s investments of privately held debt securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,780	$—	$(3,350)	$4,430

Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values for privately held equity securities as of December 31, 2025 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$142,302
Cumulative net gains (losses)	9,604
Carrying value	$151,906
Privately held equity securities’ cumulative net losses are composed of downward adjustments and impairment charges of $5.4 million and upward adjustments of $15.0 million as of December 31, 2025.
During the three months ended December 31, 2025, the Company sold its holdings of its publicly traded equity securities. As such, the Company did not have any publicly traded equity securities as of December 31, 2025.
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

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Unrealized gains recognized on publicly traded equity securities	$—	$—	$24,729	$—
Unrealized gains recognized on privately held equity securities	7,549	—	9,846	—
Unrealized losses recognized on privately held equity securities including impairment	(749)	—	$(1,249)	$—
Unrealized losses on privately held debt securities	(250)	—	(250)	—
Unrealized gains, net	$6,550	$—	$33,076	$—
Realized losses recognized on sales of publicly traded equity securities	(10,070)	—	(10,070)	—
Realized losses recognized on privately held equity securities	—	(2,611)	—	(2,645)
Realized gains recognized on privately held equity securities	965	—	965	—
Gains (losses) on strategic investments, net	$(2,555)	$(2,611)	$23,971	$(2,645)
Unrealized gains recognized during the reporting period on privately held equity securities still held at the reporting date	$6,800	$—	$8,597	$—
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
Realized gains and losses recognized on sales of publicly traded equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period.
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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2025 and the six months ended December 31, 2025 (in thousands):

Equity Method Investment
Balance as of June 30, 2024	$74,510
Share of losses	(20,433)
Effect of change in exchange rates	(958)
Balance as of June 30, 2025	53,119
Share of losses	—
Effect of change in exchange rates	774
Balance as of December 31, 2025	$53,893

The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of December 31, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,008,770	$65,189	$1,073,959	$760,817	$313,142	$1,073,959
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,064,280	$79,858	$1,144,138	$765,613	$378,525	$1,144,138

The fair values of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	December 31, 2025	June 30, 2025
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$18,423	$16,210
Foreign exchange forward contracts	Other non-current assets	926	3,715
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	2,309	3,309
Total derivative assets		$21,658	$23,234

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$4,493	$2,409
Foreign exchange forward contracts	Other non-current liabilities	185	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	168	36
Total derivative liabilities		$4,846	$2,445

The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Beginning balance of accumulated gains in accumulated other comprehensive income (loss)	$13,991	$51,930	$24,679	$41,424
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	3,216	(57,867)	(3,493)	(39,852)
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	181	32	361	(11)
Recognized in research and development	(1,731)	(2,049)	(648)	(2,489)
Recognized in marketing and sales	(32)	(48)	15	9
Recognized in general and administrative	571	(400)	834	(328)
Recognized in interest expense	(1,611)	(6,865)	(7,163)	(14,020)
Ending balance of accumulated gains in accumulated other comprehensive income (loss)	$14,585	$(15,267)	$14,585	$(15,267)
6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Equipment	$19,458	$15,008
Computer hardware and software	63,282	58,559
Furniture and fittings	27,521	25,217
Leasehold improvements and other	142,219	154,113
Property and equipment, gross	252,480	252,897
Less: accumulated depreciation	(154,528)	(147,779)
Property and equipment, net	$97,952	$105,118
Depreciation expense was $10.3 million and $9.3 million for the three months ended December 31, 2025, and 2024, respectively, and $21.0 million and $18.2 million for the six months ended December 31, 2025 and 2024, respectively.
During the six months ended December 31, 2025, the Company recorded a $1.1 million impairment charge, which is recorded in leasehold improvements and other, as a result of its facilities consolidation restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
7. Business Combinations
The Browser Company of New York Inc.
On October 20, 2025, the Company acquired 100% of the outstanding equity of The Browser Company of New York Inc. (“BCNY”), the company behind the Dia and Arc browsers. The total purchase price was $488.3 million, composed of $481.5 million in cash and $6.8 million in non-cash settlement of existing BCNY shares included in our strategic investments. The acquisition of BCNY further expands offerings to Atlassian customers by providing a browser for enterprises designed for knowledge workers using SaaS applications in the AI-era.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$22,160
Prepaid expenses and other current assets	1,235
Intangible assets, net	91,000
Goodwill	376,885
Accrued expenses and other current liabilities	(2,102)
Deferred tax liabilities	(832)
Net assets acquired	$488,346
The excess of purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including providing the BCNY browsers to customers as an additional product along with existing Company offerings. The goodwill is not deductible in the U.S. for income tax purposes. The fair values assigned to assets acquired and liabilities assumed are preliminary and based on management’s estimates and assumptions which may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of certain intangible assets acquired, certain tangible assets and liabilities acquired, contingencies as of the acquisition date, income tax, including deferred taxes, and residual goodwill. The Company expects to finalize the valuation no later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for useful life):

	Fair Value	Useful Life
Developed Technology	$80,000	3
Trade Name	11,000	3
Developed technology represents the estimated fair value of BCNY’s AI-enabled browser technology. Trade name represents the estimated fair value of the BCNY trade name.
In connection with the transaction, the Company granted $8.2 million worth of replacement awards in the form of restricted stock unit (“RSU”) awards to BCNY employees and $97.0 million worth of RSU awards to certain key BCNY employees. The fair value of the RSU awards was based on the stock price of the Company on the grant date. The RSU awards are subject to future vesting provisions based on service conditions, and the related expense is accounted for as stock-based compensation and classified in the condensed consolidated statement of operations according to the activities that the employees perform.
A Software Company
On November 10, 2025, the Company acquired 100% of the outstanding equity of A Software Company (“DX”), which specializes in engineering intelligence. The acquisition of DX further expands the offerings to Atlassian customers and enhances our Collections. The total purchase price was composed of $720.4 million in cash.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$27,910
Accounts Receivable	6,529
Other non-current assets	9,929
Intangible assets, net	182,800
Goodwill	557,439
Accrued expenses and other current liabilities	(1,706)
Deferred revenue, current	(25,482)
Deferred tax liabilities	(26,865)
Other non-current liabilities	(10,192)
Net assets acquired	$720,362
The excess of purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the DX engineering intelligence platform with existing Company offerings. The goodwill is not deductible in the U.S. for income tax purposes. The fair values assigned to assets acquired and liabilities assumed are preliminary and based on management’s estimates and assumptions which may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of certain intangible assets acquired, certain tangible assets and liabilities acquired, contingencies as of the acquisition date, income tax, including deferred taxes, and residual goodwill. The Company expects to finalize the valuation no later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for useful life):

	Fair Value	Useful Life
Developed Technology	$138,000	5
Trade Name	37,000	5
Customer Relationships	4,800	5
Backlog	3,000	3
Developed technology represents the estimated fair value of DX’s engineering intelligence technology. Trade name represents the estimated fair value of the DX trade name.
In connection with the transaction, the Company granted $201.8 million in restricted stock and provided $38.9 million in deferred cash compensation to certain key DX employees. The fair value of the restricted stock was based on the Company’s stock price on the grant date. Both the restricted stock and cash compensation are subject to future vesting provisions based on service conditions. The related expense for the restricted stock and cash compensation is accounted for as employee compensation expense, specifically stock-based compensation related to the restricted stock, and is classified in the condensed consolidated statement of operations according to the activities that the employees perform.
Other Fiscal Year 2026 Business Combinations
During the six months ended December 31, 2025, the Company completed two additional acquisitions to expand its offerings. The transactions were accounted for as business combinations and were not material individually or in the aggregate to the condensed consolidated financial statements.
Total transaction costs incurred related to the Company’s fiscal year 2026 business combinations were not material.
The Company has included the financial results of each business combination in its condensed consolidated financial statements from the date of acquisition, which were not material for the three months ended December 31, 2025. Pro forma results of operations have not been presented for the three and six months ended December 31, 2025 and 2024 because the effect of the acquisitions individually and in the aggregate would not be material to our condensed consolidated financial statements.

8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2025	$1,304,445
Additions	999,243
Effect of change in exchange rates	1,444
Balance as of December 31, 2025	$2,305,132
Intangible Assets
Intangible assets consisted of the following as of December 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$700,262	$(308,005)	$392,257
Patents, trade names, and other rights	118,928	(42,066)	76,862
Customer relationships	143,487	(117,647)	25,840
Total Intangible Assets	$962,677	$(467,718)	$494,959
Intangible assets consisted of the following as of June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$466,932	$(278,525)	$188,407
Patents, trade names, and other rights	70,928	(37,337)	33,591
Customer relationships	135,687	(112,845)	22,842
Total Intangible Assets	$673,547	$(428,707)	$244,840
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of December 31, 2025 were as follows:

Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	4
Patents, trade names, and other rights	5
Customer relationships	3
Amortization expense for intangible assets was approximately $25.4 million and $13.9 million for the three months ended December 31, 2025, and 2024, respectively and $39.0 million and $27.8 million for the six months ended December 31, 2025 and 2024, respectively.

The following table presents the estimated future amortization expense related to intangible assets held as of December 31, 2025 (in thousands):

Fiscal Years:
Remainder of 2026	$62,518
2027	120,083
2028	117,321
2029	87,843
2030	73,839
Thereafter	33,355
Total future amortization expense	$494,959
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Accrued expenses	$216,138	$180,197
Employee benefits	320,210	422,986
Tax liabilities	9,182	36,726
Customer deposits	19,153	16,396
Other payables	39,167	25,296
Total accrued expenses and other current liabilities	$603,850	$681,601
10. Debt
Credit Facility
In August 2024, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into an amended and restated credit agreement (the "2024 Credit Agreement"), which eliminated a term loan facility and provides for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). The 2024 Credit Agreement replaced the Company's prior credit agreement entered into in October 2020 (“2020 Credit Agreement”), which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility.
The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one-time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of December 31, 2025 there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one-time option, the Company’s credit rating.
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of December 31, 2025, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of December 31, 2025, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	December 31, 2025	June 30, 2025
2029 Notes	3.4	5.250%	5.55%	$500,000	$500,000
2034 Notes	8.4	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(11,391)	(12,316)
Long-term debt				$988,609	$987,684
The total estimated fair value of the Notes was approximately $1.04 billion and $1.03 billion as of December 31, 2025, and June 30, 2025, respectively. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
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
Operating Leases
During the six months ended December 31, 2025, the Company recorded a $25.2 million impairment charge for operating lease right-of-use assets as a result of its facilities consolidation restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
There were no other material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases, including obligations for leases that have not yet commenced, disclosed in Note 9, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2025.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs	$9,803	$10,909	$20,428	$21,575
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$13,363	$239	$20,789
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
As of December 31, 2025, approximately $3.8 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Americas
United States	$648,343	$537,396	$1,261,360	$1,043,623
Other Americas	97,905	81,769	190,674	160,041
Total Americas	746,248	619,165	1,452,034	1,203,664
EMEA
Germany	166,166	131,991	308,144	249,793
Other EMEA	497,174	393,491	921,275	744,958
Total EMEA	663,340	525,482	1,229,419	994,751
Asia Pacific	176,727	141,816	337,415	275,829
Total revenues	$1,586,315	$1,286,463	$3,018,868	$2,474,244
The Company’s revenues by deployment options were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cloud	$1,067,027	$846,962	$2,064,735	$1,639,268
Data Center	435,616	362,281	808,264	697,875
Marketplace and other	83,672	77,220	145,869	137,101
Total revenues	$1,586,315	$1,286,463	$3,018,868	$2,474,244
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
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the balances of deferred revenue were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning of period	$2,281,156	$2,012,820	$2,481,254	$2,114,736
Additions	1,736,668	1,469,888	2,969,123	2,555,753
Revenue	(1,586,315)	(1,286,463)	(3,018,868)	(2,474,244)
Balance, end of period	$2,431,509	$2,196,245	$2,431,509	$2,196,245
For the three months ended December 31, 2025 and 2024, approximately 40% and 41% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the six months ended December 31, 2025 and 2024, approximately 50% and 51% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.

Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning of period	$140,598	$83,444	$136,340	$79,711
Additions	43,657	23,833	62,754	36,063
Amortization expense	(15,966)	(10,026)	(30,805)	(18,523)
Balance, end of period	$168,289	$97,251	$168,289	$97,251
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$62,443	$36,578
Other non-current assets			105,846	60,673
Total			$168,289	$97,251
There were no impairment losses recorded during the periods presented.
13. Geographic Information
The Company’s long-lived assets by geographic regions were as follows (in thousands):

	December 31, 2025	June 30, 2025
United States	$129,828	$168,841
Australia	50,814	54,073
India	30,096	34,909
All other countries	13,689	16,422
Total long-lived assets	$224,427	$274,245
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.
14. Restructuring
During the first quarter of fiscal year 2026, the Company initiated a rebalancing of resources resulting in the elimination of certain roles. These actions were part of the Company’s initiatives to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of its products. As a result, the Company recorded severance and other termination benefits of $27.9 million, and stock-based compensation of $1.4 million for the affected employees for the six months ended December 31, 2025.
In addition, during the first quarter of fiscal year 2026, the Company exited certain floors of a leased property, which it plans to sublease, in order to optimize its real estate footprint. As a result, the Company recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $26.3 million for the six months ended December 31, 2025. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows.
The execution of these actions, including cash payment of the severance and other termination benefits and related liabilities, was substantially completed as of December 31, 2025.
A summary of the Company’s restructuring charges for the six months ended December 31, 2025, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$27,794	$1,432	$2,366	$31,592
Research and development	—	—	12,102	12,102
Marketing and sales	—	—	8,154	8,154
General and administrative	95	—	3,735	3,830
Total	$27,889	$1,432	$26,357	$55,678
The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2025, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$27,889	$1,432	$26,357	$55,678
Payments	(22,215)	—	(50)	(22,265)
Non-cash items	(446)	(1,432)	(26,307)	(28,185)
Liability as of December 31, 2025	$5,228	$—	$—	$5,228
15. Stockholders’ Equity
Stock-based Compensation
A summary of RSU activity for the six months ended December 31, 2025 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2025	$16,578,020	$190.98	$3,366,830
Granted	13,120,190	166.45	—
Vested	(3,833,577)	195.82	604,727
Forfeited or cancelled	(1,598,962)	179.38	—
Balance as of December 31, 2025	$24,265,671	$177.56	$3,934,436
As of December 31, 2025, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $3.3 billion.
During the six months ended December 31, 2025, the Company granted 1,353,312 shares of restricted stock awards (“RSA”) in connection with business combinations. During the six months ended December 31, 2024, the Company did not grant any shares of RSA. As of December 31, 2025 and June 30, 2025, there were 1,405,418 and 90,083 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA was $227.9 million and $18.3 million as of December 31, 2025 and June 30, 2025, respectively.
Share Repurchase Program
In September 2024, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following completion of the previous repurchase program.
In October 2025, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program will commence following completion of the 2024 Repurchase Program.

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
During the three and six months ended December 31, 2025, the Company repurchased and subsequently retired approximately 1.3 million and 2.7 million shares of its Class A Common Stock for approximately $200.4 million and $450.3 million at an average price per share of $156.74 and $169.21, respectively. All repurchases were made in open market transactions. As of December 31, 2025, the Company was authorized to purchase a remaining $720.9 million and $2.5 billion of its Class A Common Stock under the 2024 Share Repurchase Program and 2025 Share Repurchase Program, respectively.
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(26,961)	$(15,684)	$(23,725)	$(14,483)	$(59,171)	$(35,344)	$(100,188)	$(61,789)
Denominator:
Weighted-average shares outstanding, basic and diluted	166,797	97,031	162,158	98,989	164,906	98,503	161,321	99,491
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.15)	$(0.15)	$(0.36)	$(0.36)	$(0.62)	$(0.62)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive were as follows (shares in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Class A Common Stock restricted stock units	16,762	6,805	12,666	8,598
Class A Common Stock restricted stock awards	69	48	36	33
Total	16,831	6,853	12,702	8,631
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
The Company reported an income tax benefit of $13.1 million and $17.6 million for the three and six months ended December 31, 2025, respectively, as compared to an income tax benefit of $9.0 million and an income tax provision of $84.6 million for the three and six months ended December 31, 2024, respectively. The income tax benefit for the three and six months ended December 31, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions, valuation allowances in the U.S. and Australia, and non-deductible stock-based compensation in certain foreign jurisdictions.
The income tax benefit for the three months ended December 31, 2024 was primarily attributable to the mix of earnings and losses at various jurisdictions. The income tax provision for the six months ended December 31, 2024 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, partially offset by research and development tax credits and incentives.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in fiscal year 2026. The changes had an immaterial impact on the Company’s benefit from income taxes for the three and six months ended December 31, 2025.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of December 31, 2025, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

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

Our deeply interconnected portfolio of apps, AI agents, and products, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership, and business teams. We’ve put AI at the center of our portfolio to enhance teamwork for users across our apps and Collections, a carefully curated set of apps and agents designed to solve complex tasks. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.
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
In the second quarter of fiscal 2026, we completed the acquisitions of The Browser Company of New York Inc. (“BCNY”) and A Software Company (“DX”). We believe integrating these technologies into our offerings will enhance customer value. BCNY has built a browser for enterprises optimized for SaaS applications in the AI-era. DX offers market-leading engineering intelligence that provides leaders with data-driven insights to understand how their investments are helping teams accelerate and improve their work and enhances the value of the offerings in our Collections.
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
Restructuring
During the first quarter of fiscal 2026, we initiated a rebalancing of resources, resulting in the elimination of certain roles. These actions were part of our initiatives to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of our products. As a result, we recorded severance and other termination benefits of $27.9 million and stock-based compensation of $1.4 million for the affected employees for the six months ended December 31, 2025.
In addition, during the first quarter of fiscal 2026, we exited certain floors of a leased property, which we plan to sublease, in order to optimize our real estate footprint. As a result, we recorded impairment charges for the related operating lease right-of-use assets and leasehold improvements of $26.3 million for the six months ended December 31, 2025.
A summary of restructuring charges for the six months ended December 31, 2025 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$27,794	$1,432	$2,366	$31,592
Research and development	—	—	12,102	12,102
Marketing and sales	—	—	8,154	8,154
General and administrative	95	—	3,735	3,830
Total	$27,889	$1,432	$26,357	$55,678
The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, was substantially completed as of December 31, 2025. Refer to Note 14, “Restructuring,” in the notes of our condensed consolidated financial statements for additional information.
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
As of December 31, 2025, we had more than 350,000 customers. If we include single-user accounts and organizations that have only adopted our free or starter offerings, the active use of our offerings extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Number of customers with greater than $10,000 in Cloud ARR	49,449	50,715	51,978	53,017	55,369
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$177,805	$351,905	$306,519	$432,397
Less: Capital expenditures	(9,289)	(9,336)	(23,401)	(15,487)
Free cash flow	$168,516	$342,569	$283,118	$416,910
Free cash flow decreased by $174.1 million during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily attributable to an increase in cash paid to employees, vendors, and cash paid for income taxes, partially offset by an increase in cash received from customers.
Free cash flow decreased by $133.8 million during the six months ended December 31, 2025 as compared to the six months ended December 31, 2025. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily attributable to an increase in cash paid to employees, vendors, and cash paid for income taxes, partially offset by an increase in cash received from customers.
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
Cost of Revenues
Cost of revenues primarily consists of expenses related to hosting our cloud infrastructure, which includes third-party hosting fees and depreciation associated with computer equipment, compensation expenses for our employees, including stock-based compensation, payment processing fees, consulting and contractors costs associated with our customer support and infrastructure service teams, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, certain IT program expenses, and facilities and related overhead costs.
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
We expect gross margin to increase modestly, driven by optimization of our Cloud infrastructure and support costs, partially offset by the revenue mix shift from Data Center offerings to Cloud offerings.

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
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical assumptions used to estimate the fair value of intangible assets include projected revenue growth, discount rate, and technology migration curves. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, but not later than one year from the acquisition date.

There have been no other significant changes to our critical accounting policies and estimates during the three and six months ended December 31, 2025, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2025.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Subscription	$1,507,656	95%	$1,213,248	94%	$2,882,158	95%	$2,345,196	95%
Other	78,659	5	73,215	6	136,710	5	129,048	5
Total revenues	1,586,315	100	1,286,463	100	3,018,868	100	2,474,244	100
Cost of revenues	237,691	15	223,127	17	495,615	16	440,751	18
Gross profit	1,348,624	85	1,063,336	83	2,523,253	84	2,033,493	82
Operating expenses:
Research and development	826,489	52	680,213	53	1,582,483	52	1,283,314	52
Marketing and sales	376,434	24	271,894	21	712,861	24	524,287	21
General and administrative	193,448	12	168,708	13	371,993	12	315,349	13
Total operating expenses	1,396,371	88	1,120,815	87	2,667,337	88	2,122,950	86
Operating loss	(47,747)	(3)	(57,479)	(4)	(144,084)	(4)	(89,457)	(4)
Other income (expense), net	(13,550)	(1)	(7,999)	(1)	5,254	—	(27,431)	(1)
Interest income	18,065	1	25,586	2	47,910	1	54,150	2
Interest expense	(12,525)	(1)	(7,291)	(1)	(21,161)	(1)	(14,609)	(1)
Loss before income taxes	(55,757)	(4)	(47,183)	(4)	(112,081)	(4)	(77,347)	(4)
Provision for (benefit from) income taxes	(13,112)	(1)	(8,975)	(1)	(17,566)	(1)	84,630	3
Net loss	$(42,645)	(3)%	$(38,208)	(3)%	$(94,515)	(3)%	$(161,977)	(7)%

Three Months Ended December 31, 2025 and 2024
Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$1,507,656	$1,213,248	$294,408	24%
Other	78,659	73,215	5,444	7
Total revenues	$1,586,315	$1,286,463	$299,852	23%
Total revenues increased $299.9 million, or 23%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in the three months ended December 31, 2025, over 90% was attributable to sales to customer accounts existing on or before September 30, 2025.
Subscription revenues increased $294.4 million, or 24%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $5.4 million, or 7%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase in other revenues was primarily attributable to an increase of $4.9 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$1,067,027	$846,962	$220,065	26%
Data Center	435,616	362,281	73,335	20
Marketplace and other	83,672	77,220	6,452	8
Total revenues	$1,586,315	$1,286,463	$299,852	23%
Total revenues by geography were as follows:

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$746,248	$619,165	$127,083	21%
EMEA	663,340	525,482	137,858	26
Asia Pacific	176,727	141,816	34,911	25
Total revenues	$1,586,315	$1,286,463	$299,852	23%
Cost of Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$237,691	$223,127	$14,564	7%
Gross margin	85%	83%
Cost of revenues increased $14.6 million, or 7%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The overall increase was primarily attributable to an increase of $23.0 million in hosting fees and an increase of $9.6 million in amortization expense, partially offset by a decrease of $13.6 million in compensation expense for employees (which includes a decrease of $2.9 million in stock-based compensation) and a decrease of $4.0 million in consulting and other professional fees.

Operating Expenses
Research and Development

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$826,489	$680,213	$146,276	22%
Research and development expenses increased $146.3 million, or 22%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The overall increase was primarily attributable to an increase of $141.8 million in compensation expenses for employees (which includes an increase of $64.6 million in stock-based compensation).
Marketing and Sales

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$376,434	271,894	$104,540	38%
Marketing and sales expenses increased $104.5 million, or 38%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The overall increase was primarily attributable to an increase of $64.0 million in compensation expenses for employees (which includes an increase of $12.2 million in stock-based compensation), and an increase of $29.7 million in advertising and marketing program expenses.
General and Administrative

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$193,448	168,708	$24,740	15%
General and administrative expenses increased $24.7 million, or 15%, in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The overall increase was primarily attributable to an increase of $16.7 million in compensation expense for employees, an increase of $2.5 million in software subscription related expense and an increase of $1.7 million in professional service fees.
Other Expense, net

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other expense, net	$(13,550)	$(7,999)	$(5,551)	69%
Other expense, net increased $5.6 million, or 69%, in the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The overall increase in other expense was primarily attributable to an increase of $6.5 million in realized loss on strategic investments.
Interest Income

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest income	18,065	25,586	$(7,521)	(29)%
Interest income decreased $7.5 million, or (29)% in the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The decrease was primarily attributable to a decrease in investment income as a result of decreased invested cash balances.
Interest Expense

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(12,525)	$(7,291)	$(5,234)	72%

Interest expense increased $5.2 million, or 72% in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase was primarily attributable to the amortization of interest rate swap contracts.
Benefit from Income Taxes

	Three Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Benefit from income taxes	$(13,112)	$(8,975)	$(4,137)	*
Effective tax rate	*	*
*    Not meaningful
Benefit from income taxes increased $4.1 million for the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. The increase was primarily attributable to the partial release of valuation allowance on certain U.S. deferred tax assets resulting from the recognition of additional deferred tax liabilities in connection with the business combinations and the change in the mix of earnings and losses in foreign jurisdictions. See Note 7, “Business Combinations,” and Note 17, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. The changes had an immaterial impact on our income tax benefit for the three and six months ended December 31, 2025 and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of December 31, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.

Six Months Ended December 31, 2025 and 2024
Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Subscription	$2,882,158	$2,345,196	$536,962	23%
Other	136,710	129,048	7,662	6
Total revenues	$3,018,868	$2,474,244	$544,624	22%
Total revenues increased $544.6 million, or 22%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the six months ended December 31, 2025, over 90% was attributable to sales to customer accounts existing on or before June 30, 2025.
Subscription revenues increased $537.0 million, or 23%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $7.7 million, or 6%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase in other revenues was primarily attributable to an increase of $7.9 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cloud	$2,064,735	$1,639,268	$425,467	26%
Data Center	808,264	697,875	110,389	16
Marketplace and other	145,869	137,101	8,768	6
Total revenues	$3,018,868	$2,474,244	$544,624	22%
Total revenues by geography were as follows:

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Americas	$1,452,034	$1,203,664	$248,370	21%
EMEA	1,229,419	994,751	234,668	24
Asia Pacific	337,415	275,829	61,586	22
Total revenues	$3,018,868	$2,474,244	$544,624	22%
Cost of Revenues

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Cost of revenues	$495,615	$440,751	$54,864	12%
Gross margin	84%	82%
Cost of revenues increased $54.9 million, or 12%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The overall increase was primarily attributable to an increase of $37.4 million in hosting fees paid to third-party providers. In addition, we recorded restructuring charges of $31.6 million in the six months ended December 31, 2025, which were composed of $29.2 million of severance and other termination benefits, and $2.4 million of impairment charges for a lease and leasehold improvements. The increase was partially offset by a decrease of $6.8 million in fees paid for consulting and other professional services.

Operating Expenses
Research and Development

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Research and development	$1,582,483	$1,283,314	$299,169	23%
Research and development expenses increased $299.2 million, or 23%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The overall increase was primarily attributable to an increase of $278.3 million in compensation expenses for employees (which includes an increase of $117.6 million in stock-based compensation). In addition, we recorded restructuring charges of $12.1 million in the six months ended December 31, 2025, related to impairment charges for a lease and leasehold improvements.
Marketing and Sales

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Marketing and sales	$712,861	$524,287	$188,574	36%
Marketing and sales expenses increased $188.6 million, or 36%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The overall increase was primarily attributable to an increase of $109.8 million in compensation expenses for employees (which includes an increase of $20.2 million in stock-based compensation), and an increase of $50.9 million in advertising and marketing program expenses. In addition, we recorded restructuring charges of $8.2 million in the six months ended December 31, 2025, related to impairment charges for a lease and leasehold improvements.
General and Administrative

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
General and administrative	$371,993	$315,349	$56,644	18%
General and administrative expenses increased $56.6 million, or 18%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The overall increase was primarily attributable to an increase of $36.4 million in compensation expenses for employees (which includes an increase of $2.2 million in stock-based compensation) and an increase of $6.2 million in professional service fees. In addition, we recorded restructuring charges of $3.7 million in the six months ended December 31, 2025, related to impairment charges for a lease and leasehold improvements.
Other Income (Expense), net

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Other income (expense), net	$5,254	$(27,431)	$32,685	(119)%
Other income (expense), net increased $32.7 million, or 119% in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The overall increase in other income was primarily attributable to an increase of $24.7 million in unrealized gains on public equity investments and a decrease of $15.3 million in expenses related to our share of loss from an equity method investment.
Interest Income

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest income	$47,910	$54,150	$(6,240)	(12)%
Interest income decreased $6.2 million, or 12% in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The decrease was primarily attributable to a decrease in our portfolio yield due to declining interest rates.

Interest Expense

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Interest expense	$(21,161)	$(14,609)	$(6,552)	45%
Interest expense increased $6.6 million, or 45%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase was primarily attributable to the amortization of interest rate swap contracts.
Provision for (Benefit from) Income Taxes

	Six Months Ended December 31,
(in thousands, except percentage data)	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$(17,566)	$84,630	$(102,196)	*
Effective tax rate	*	*
*    Not meaningful
Provision for (benefit from) income taxes decreased $102.2 million for the six months ended December 31, 2025, as compared to the six months ended December 31, 2024. The decrease was primarily attributable to the change in the mix of earnings and losses in foreign jurisdictions and the partial release of valuation allowance on certain U.S. deferred tax assets resulting from the recognition of additional deferred tax liabilities in connection with the business combinations. See Note 7, “Business Combinations,” and Note 17, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
On July 4, 2025, the U.S. government enacted OBBBA, which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. The changes had an immaterial impact on our income tax benefit for the three and six months ended December 31, 2025 and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of December 31, 2025, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents totaling $1.2 billion, marketable securities totaling $407.9 million, and accounts receivable totaling $911.9 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$306,519	$432,397
Net cash used in investing activities	(1,204,586)	(130,394)
Net cash used in financing activities	(450,246)	(255,994)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,752)	(5,492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,355,065)	$40,517
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities decreased by $125.9 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The net decrease was primarily attributable to an increase in cash paid to employees, vendors, and cash paid for income taxes, partially offset by an increase in cash received from customers.
Net cash used in investing activities increased by $1,074.2 million during the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The net increase was primarily attributable to an increase in cash consideration paid for acquisitions, net of cash acquired of approximately $1,223.9 million.
Net cash used in financing activities increased by $194.3 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $197.4 million.
Material Cash Requirements
Debt
As of December 31, 2025, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029, and May 15, 2034, respectively. Interest on the Notes will be paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of December 31, 2025, there were no borrowings under the 2024 Credit Facility. Refer to Note 10, “Debt,” to our condensed consolidated financial statements for additional information.
Share Repurchase Program

In September 2024, the Board of Directors authorized a program to repurchase up to $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following completion of the prior repurchase program. In October 2025, the Board of Directors authorized a new program under which we may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program will commence following completion of the 2024 Repurchase Program. The Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During the three and six months ended December 31, 2025, we repurchased and subsequently retired approximately 1.3 million and 2.7 million shares of Class A Common Stock for approximately $200.4 million and $450.3 million at an average price per share of $156.74 and $169.21, respectively. All repurchases were made in open market transactions. As of December 31, 2025, $720.9 million and $2.5 billion of Class A Common Stock remained available for repurchase under the 2024 Share Repurchase Program and 2025 Share Repurchase Program, respectively.
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
As of December 31, 2025, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and six months ended December 31, 2025 and 2024 (in thousands, except percentage and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gross profit
GAAP gross profit	$1,348,624	$1,063,336	$2,523,253	$2,033,493
Plus: Stock-based compensation	20,121	23,031	38,620	41,245
Plus: Amortization of acquired intangible assets	19,753	10,130	29,710	20,246
Plus: Restructuring charges (3)	—	—	31,592	—
Non-GAAP gross profit	$1,388,498	$1,096,497	$2,623,175	$2,094,984
Gross margin
GAAP gross margin	85%	83%	84%	82%
Plus: Stock-based compensation	2	1	1	2
Plus: Amortization of acquired intangible assets	1	1	1	1
Plus: Restructuring charges (3)	—	—	1	—
Non-GAAP gross margin	88%	85%	87%	85%
Operating income
GAAP operating loss	$(47,747)	$(57,479)	$(144,084)	$(89,457)
Plus: Stock-based compensation	452,624	378,730	802,319	664,876
Plus: Amortization of acquired intangible assets	25,353	13,896	39,003	27,778
Plus: Restructuring charges (3)	—	—	55,678	—
Non-GAAP operating income	$430,230	$335,147	$752,916	$603,197
Operating margin
GAAP operating margin	(3)%	(4)%	(5)%	(4)%
Plus: Stock-based compensation	29	29	27	27
Plus: Amortization of acquired intangible assets	1	1	1	1
Plus: Restructuring charges (3)	—	—	2	—
Non-GAAP operating margin	27%	26%	25%	24%
Net income
GAAP net loss	$(42,645)	$(38,208)	$(94,515)	$(161,977)
Plus: Stock-based compensation	452,624	378,730	802,319	664,876
Plus: Amortization of acquired intangible assets	25,353	13,896	39,003	27,778
Plus: Restructuring charges (3)	—	—	55,678	—

Adjustment for: Income tax (1)	(114,445)	(98,791)	(205,947)	(75,350)
Non-GAAP net income	$320,887	$255,627	$596,538	$455,327
Net income per share
GAAP net loss per share - diluted	$(0.16)	$(0.15)	$(0.36)	$(0.62)
Plus: Stock-based compensation	1.71	1.43	3.04	2.53
Plus: Amortization of acquired intangible assets	0.10	0.05	0.15	0.11
Plus: Restructuring charges (3)	—	—	0.21	—
Adjustment for: Income tax (1)	(0.43)	(0.37)	(0.78)	(0.29)
Non-GAAP net income per share - diluted	$1.22	$0.96	$2.26	$1.73
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	263,828	261,147	263,409	260,812
Plus: Dilution from dilutive securities (2)	364	4,546	843	2,422
Weighted-average shares used in computing diluted non-GAAP net income per share	264,192	265,693	264,252	263,234
Free cash flow
GAAP net cash provided by operating activities	$177,805	$351,905	$306,519	$432,397
Less: Capital expenditures	(9,289)	(9,336)	(23,401)	(15,487)
Free cash flow	$168,516	$342,569	$283,118	$416,910
(1) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal years 2026 and 2025, we determined the projected non-GAAP tax rate to be 24% and 26%, respectively. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period-specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and six months ended December 31, 2025 and December 31, 2024 because the effect would have been anti-dilutive.
(3) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the six months ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The impact our customers or potential customers experience from global economic and geopolitical volatility adversely affects demand for our offerings. Our business depends on demand for business software applications generally and collaboration software solutions in particular. The market adoption of our products and our revenue is dependent on the number of users of our products. The continuing global economic and geopolitical volatility and uncertainty could cause customers to reduce the number of personnel providing development or engineering services and decrease technology spending (including for software products). Changes in the macro IT spending environment may cause similar effects as well. We may see declines in expected spending from new customers or renewals and reductions in paid seats from existing customers. There may also be negative impacts to collections of accounts receivable. Some customers, particularly our small- and medium-sized customers, may reduce or delay spending, request extended payment terms or concessions, or even file for bankruptcy protection or go out of business. We may also experience elongated sales cycles, budget cuts and freezes, delays in project implementation, and increased pricing pressure from our enterprise or larger-sized customers. Any of these impacts could harm our business, results of operations, and financial condition, and also negatively impact our ability to forecast our future results.
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
In September 2025, we announced plans to end-of-life our Data Center deployment offering via our Atlassian Ascend initiative. Beginning in March 2026, we will no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029. If we are unable to offer the systems, security capabilities, or controls our Data Center customers require to migrate to our Cloud offerings, or if our customers otherwise choose not to migrate, our revenue growth and profitability will be negatively impacted. The Atlassian Ascend initiative may impact purchasing patterns among our Data Center customers in ways that create fluctuations in our quarterly financial results and impacts the guidance we issue, including decisions regarding sizes of Data Center product renewals, expansions, timing of Cloud upgrades or decisions not to renew or upgrade. In our migration from Server, we offered discounts to certain of our enterprise-level Server customers as an incentive, which impacted our near-term revenue growth, and we will offer similar incentives in connection with Atlassian Ascend. Additionally, we may also be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. Revenues recognized from our Cloud offerings are also typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins.
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
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2025, we derived over 50% of our revenue from channel partners’ sales efforts. At times in the past, one solution partner represented more than 10% of our total accounts receivable.
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
We have completed a number of acquisitions and strategic investments and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. For example, we acquired Loom, Inc. in fiscal year 2024 and both The Browser Company of New York Inc. and A Software Company in the second quarter of fiscal year 2026. We also from time to time enter into strategic relationships with other businesses to expand our offerings, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies.
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
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, the techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these incidents have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance, and other causes. These and other risks may be heightened by our remote-first “Team Anywhere” work environment. We have also in the past been, and may in the future be, a target of security threats, including from state actors. While these incidents have not materially affected our business, reputation or financial results, there is no guarantee they will not in the future. In addition, third parties have in the past and may in the future also utilize our products and platforms for malicious purposes, such as to upload abhorrent content (including on our Loom app) or host malware, which could result in reputational harm to us and negatively impact our business, and this risk could be heightened as adoption of our AI offerings increase. Building AI into our offerings may also result in security incidents or otherwise increase cybersecurity risks. AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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
Errors, failures, vulnerabilities, or bugs may occur in our offerings, especially when updates are deployed or new apps, agents, or products are rolled out. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause errors, failures of apps, agents, or products, or other negative consequences in the computing environment into which they are deployed. In addition, deployment of our products into complicated, large-scale computing environments may expose errors, failures, vulnerabilities, or bugs in our apps, agents, or products. Any such errors, failures, vulnerabilities, or bugs have in the past not been, and in the future may not be, found until after they are deployed to our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our apps, agents or products have and could result in negative publicity, impacts to the confidentiality, integrity or availability of customer data, loss of or unauthorized access to customer data, loss of or delay in market acceptance of our offerings, loss of competitive position, or claims by customers for losses sustained by them, all of which could harm our business and results of operations.
In addition, third-party apps on Atlassian Marketplace may not meet the same quality standards that we apply to our own development efforts and in the past, third-party apps have caused disruptions affecting multiple customers. To the extent these apps contain bugs, vulnerabilities, or defects, such apps may create disruptions in our customers’ use of our apps, negatively affect the confidentiality, integrity or availability of customer data, damage our brand and reputation, and affect the continued use of our apps, which could harm our business, results of operations and financial condition.
Privacy concerns and laws as well as evolving regulation of cloud computing, AI products and services, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
Regulation related to the provision of services over the internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, hosting, transfer and use of data, generally. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, U.S. state data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CPRA”), and laws that have recently passed and/or gone into effect in many other states similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. In the European Economic Area (“EEA”) and the UK, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR,” and, together with the EU GDPR, the “GDPR”), impose comprehensive obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers, in relation to our collection, processing, sharing, disclosure and other use of personal data. Data privacy laws and regulations around the globe continue to evolve, and as various jurisdictions introduce legislation or regulation (such as India’s Digital Personal Data Protection Act), we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our offerings, and adversely affect our business and results of operations.
As our Cloud offerings continue to become more central to our distribution model, particularly in light of Project Ascend, we may face additional privacy risks, including risks stemming from regulation of cloud computing. For example, the transition to Cloud offerings may be impacted by emerging EU cloud sovereignty requirements that could disadvantage our Cloud offerings in public sector organizations and regulated industries. We may also be subject to increased data security risks as customers increasingly transition from self-managed environments to our Cloud platform.
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. In addition, certain states and foreign jurisdictions, such as Australia, Canada, and the European Union (“EU”), have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. The placement of certain cookies or similar tracking technologies on an individual’s device and subsequent use are subject to consent requirements in certain jurisdictions, including several U.S. states, the European Union and United Kingdom. In particular, recent European court and regulator decisions are driving increased attention to compliance with these requirements, and companies in our industry have been named in civil litigation alleging improper data collection via these technologies.
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
Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the EEA to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. The EU and U.S. governments later established the EU-U.S. Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision, but it is uncertain whether this framework will eventually be overturned in court like the previous two EU-U.S. bilateral cross-border transfer frameworks. The validity of the EU-U.S. Data Privacy Framework has been legally challenged and may be challenged in the future. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws may increase our and our customers’ potential liability and the demands our customers place on us. As another example, jurisdictions are considering legal frameworks on AI, which is a trend that may increase now that the first such framework has entered into force in the EU; several others have been passed in various jurisdictions.
The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ users, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business. We have adopted and continue to adopt data residency in certain territories. These services may enhance our ability to attract and retain customers operating in the relevant jurisdictions, but may also increase the cost and complexity of supporting those customers, the scope of our residency offering may not align with customer needs, and our customers may request similar offerings in other territories. Our data residency controls may at times fail, exposing us to fines, penalties, civil actions, or other harm.
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
As we continue to invest in our sales-led motion and deepen our footprint with enterprise customers, we believe we have and may continue to see increased seasonal fluctuations in terms of the timing of when we enter into customer agreements. We believe we may have experienced in the past and may experience in the future seasonality effects due to enterprise customer budget cycles and our internal commission plans and quotas for our enterprise sales force. For instance, a higher percentage of customer sales are typically executed in the second and fourth quarters of our fiscal year. Seasonality effects may cause variability in revenue growth rates in certain quarters and within quarters. Our revenues fluctuate quarterly, and seasonality effects may cause additional fluctuations in our quarterly financial results. These fluctuations may adversely affect the market price of our Class A Common Stock.
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
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of December 31, 2025, we had no outstanding revolving loans under the Credit Facility.

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
Certain government agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Cooperation and Development (“OECD”) has introduced various guidelines changing the way tax is assessed, collected, and governed. Of note are the efforts around base erosion and profit shifting which seek to establish certain international standards for taxing the worldwide income of multinational companies. These measures have been endorsed by the leaders of the world’s 20 largest economies.
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
The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. These guidelines establish a coordinated set of rules intended to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules became applicable to us in fiscal year 2025. In response to U.S. opposition to certain aspects of Pillar Two, in January 2026 the OECD introduced a new “side-by-side” safe harbor that is expected to apply to us beginning in fiscal year 2027. This safe harbor would exclude U.S.-parent groups from certain provisions of Pillar Two; however, locally enacted domestic minimum taxes would continue to apply. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include changes in tax rates, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
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
While we primarily sell our apps, agents, products, and services in U.S. dollars, we incur expenses in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate fluctuations. A large percentage of our expenses are denominated in the Australian dollar, the Indian rupee, the Euro, and the British pound sterling and fluctuations in these currencies could have a material negative impact on our results of operations. Moreover, our subsidiaries, other than our U.S. subsidiaries, maintain net assets and liabilities that are denominated in currencies other than the U.S. dollar. In addition, we transact in non-U.S. dollar currencies for our apps, agents, products and services, and, accordingly, changes in the value of non-U.S. dollar currencies relative to the U.S. dollar could affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations.

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
We are continually enhancing and expanding our platform and offerings with AI technology. Our development and use of AI technologies may expose us to operational challenges and security risks, legal claims, regulatory scrutiny, and reputational harm. AI models can be flawed, biased, or produce inaccurate or misleading outputs, which may not be easily detected. Inappropriate data practices or negative public perception of AI could reduce acceptance of our AI-enabled products and services. If our AI tools or their outputs are harmful, biased, inaccurate, or otherwise controversial, we could face legal, competitive, or reputational damage, and customers may reduce or discontinue use of our offerings. Additionally, insufficient rights to use third-party AI tools, data, or content could result in violations of intellectual property, privacy, or contractual obligations.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of December 31, 2025, stockholders who hold our Class B Common Stock collectively hold approximately 85% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2025, we had 170,436,795 outstanding shares of Class A Common Stock and 95,068,747 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, one of our former Co-Chief Executive Officers stepped down from his executive officer role and into an advisory role, effective August 2024. Our former President stepped down from her executive officer role, effective December 2025, and in October 2025, we announced that our Chief Financial Officer will be stepping down, effective June 2026. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer, effective January 2025, and a new Chief Product and AI Officer, effective November 2025. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new apps, agents, or products in a timely fashion and, as a result, customer satisfaction with our apps, agents or products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended December 31, 2025 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2025	226	$155.05	226	$3,386,325
November 2025	265	150.76	265	3,346,368
December 2025	788	$159.23	788	$3,220,928
Total	1,279		1,279
(1)    In September 2024, the Board of Directors authorized a program to repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the previous share repurchase program. In October 2025, the Board of Directors authorized a new program under which we may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”).
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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2025, we issued 1,026,598 unregistered shares of our Class A Common Stock, subject to certain time-based vesting provisions, in connection with our acquisitions of certain private companies. The issuances did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuances were made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
On December 5, 2025, Rajeev Rajan, the Company’s Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of (i) up to 34,457 shares of the Company’s Class A Common Stock, (ii) up to 100% of the shares of the Company’s Class A Common Stock issued upon the settlement of 21,628 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, (iii) up to 65% of the shares of the Company’s Class A Common Stock issued upon the settlement of 63,886 outstanding RSUs, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, and (iv) up to 65% of the shares of the Company’s Class A Common Stock issued upon the settlement of any future RSUs awarded during the plan period, net of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such RSUs, in each case pursuant to the terms of the plan and until March 7, 2027.
On December 5, 2025, Gene Liu, the Company’s Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 6,432 shares of the Company’s Class A Common Stock pursuant to the terms of the plan, until March 5, 2027.

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

ATLASSIAN CORPORATION

Date: February 6, 2026	By:	/s/ Joseph Binz
		Name:	Joseph Binz
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)