Form 10-Q
period 2026-03-31
Atlassian Corp
filed 2026-05-01
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 24, 2026, there were 159,634,245 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 94,133,617 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,136,342	$2,512,874
Marketable securities	—	424,268
Accounts receivable, net	907,439	778,302
Prepaid expenses and other current assets	289,903	175,793
Total current assets	2,333,684	3,891,237
Non-current assets:
Property and equipment, net	75,612	105,118
Operating lease right-of-use assets	119,676	169,127
Strategic investments	210,908	221,942
Intangible assets, net	463,457	244,840
Goodwill	2,303,393	1,304,445
Deferred tax assets	15,312	3,762
Other non-current assets	128,881	101,499
Total assets	$5,650,923	$6,041,970
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,734	$222,092
Accrued expenses and other current liabilities	816,261	681,601
Deferred revenue, current portion	2,250,863	2,227,002
Operating lease liabilities, current portion	48,197	50,164
Total current liabilities	3,323,055	3,180,859
Non-current liabilities:
Deferred revenue, net of current portion	160,781	254,252
Operating lease liabilities, net of current portion	205,740	201,483
Long-term debt	989,081	987,684
Deferred tax liabilities	24,259	23,881
Other non-current liabilities	68,979	48,157
Total liabilities	4,771,895	4,696,316
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 161,730,398 and 165,949,196 issued and outstanding at March 31, 2026 and June 30, 2025, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 94,133,617 and 97,030,987 issued and outstanding at March 31, 2026 and June 30, 2025, respectively	1	1
Additional paid-in capital	6,786,376	5,574,290
Accumulated other comprehensive income (loss)	(12,285)	13,226
Accumulated deficit	(5,895,066)	(4,241,865)
Total stockholders’ equity	879,028	1,345,654
Total liabilities and stockholders’ equity	$5,650,923	$6,041,970
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues:
Subscription	$1,698,885	$1,272,876	$4,581,043	$3,618,072
Other	88,086	83,840	224,796	212,888
Total revenues	1,786,971	1,356,716	4,805,839	3,830,960
Cost of revenues (1) (2)	262,762	219,675	758,377	660,426
Gross profit	1,524,209	1,137,041	4,047,462	3,170,534
Operating expenses:
Research and development (1) (2)	926,954	685,320	2,509,437	1,968,634
Marketing and sales (1) (2)	439,029	295,832	1,151,890	820,119
General and administrative (1)	214,510	168,345	586,503	483,694
Total operating expenses	1,580,493	1,149,497	4,247,830	3,272,447
Operating loss	(56,284)	(12,456)	(200,368)	(101,913)
Other income (expense), net	(4,923)	(14,861)	331	(42,292)
Interest income	12,554	27,767	60,464	81,917
Interest expense	(14,141)	(7,804)	(35,302)	(22,413)
Loss before income taxes	(62,794)	(7,354)	(174,875)	(84,701)
Provision for income taxes	(35,595)	(63,453)	(18,029)	(148,083)
Net loss	$(98,389)	$(70,807)	$(192,904)	$(232,784)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.38)	$(0.27)	$(0.73)	$(0.89)
Diluted	$(0.38)	$(0.27)	$(0.73)	$(0.89)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	260,965	262,671	262,606	261,423
Diluted	260,965	262,671	262,606	261,423
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$17,697	$20,980	$57,749	$62,225
Research and development	291,014	240,847	862,373	694,570
Marketing and sales	53,123	43,071	152,612	122,323
General and administrative	46,501	41,944	139,352	132,600
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$24,683	$10,131	$54,393	$30,377
Research and development	94	94	281	281
Marketing and sales	6,564	3,672	15,670	11,017
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(98,389)	$(70,807)	$(192,904)	$(232,784)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(5,002)	3,569	(8,957)	(4,270)
Net change in unrealized gain (loss) on marketable and privately held debt securities	(703)	456	(345)	1,069
Net gain (loss) on cash flow hedging derivative instruments	(6,115)	8,237	(16,209)	(48,454)
Other comprehensive income (loss), before tax	(11,820)	12,262	(25,511)	(51,655)
Income tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(11,820)	12,262	(25,511)	(51,655)
Total comprehensive income (loss), net of tax	$(110,209)	$(58,545)	$(218,415)	$(284,439)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	169,032	$2	95,069	$1	$6,378,041	$(465)	$(4,786,730)	$1,590,849
Common stock issued	2,188	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	935	—	(935)	—	—	—	—	—
Stock-based compensation	—	—	—	—	408,335	—	—	408,335
Repurchases of Class A Common Stock	(11,816)	—	—	—	—	—	(1,009,947)	(1,009,947)
Other comprehensive loss, net of tax	—	—	—	—	—	(11,820)	—	(11,820)
Net loss	—	—	—	—	—	—	(98,389)	(98,389)
Balance at March 31, 2026	160,339	$2	94,134	$1	$6,786,376	$(12,285)	$(5,895,066)	$879,028

	Three Months Ended March 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	162,978	$2	98,977	$1	$4,876,944	$(38,617)	$(3,618,775)	$1,219,555
Common stock issued	1,722	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	969	—	(969)	—	—	—	—	—
Stock-based compensation	—	—	—	—	346,842	—	—	346,842
Repurchases of Class A Common Stock	(609)	—	—	—	—	—	(138,930)	(138,930)
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,262	—	12,262
Net loss	—	—	—	—	—	—	(70,807)	(70,807)
Balance at March 31, 2025	165,060	$2	98,008	$1	$5,223,786	$(26,355)	$(3,828,512)	$1,368,922

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Nine Months Ended March 31, 2026
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	165,860	$2	97,031	$1	$5,574,290	$13,226	$(4,241,865)	$1,345,654
Common stock issued	6,060	—	—	—	—	—		—
Conversion from Class B Common Stock to Class A Common Stock	2,897	—	(2,897)	—	—	—		—
Stock-based compensation	—	—	—	—	1,212,086	—		1,212,086
Repurchases of Class A Common Stock	(14,478)	—	—	—	—	—	(1,460,297)	(1,460,297)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(25,511)	—	(25,511)
Net loss	—	—	—	—	—	—	(192,904)	(192,904)
Balance at March 31, 2026	160,339	$2	94,134	$1	$6,786,376	$(12,285)	$(5,895,066)	$879,028

	Nine Months Ended March 31, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	159,388	$2	101,012	$1	$4,212,064	$25,300	$(3,204,516)	$1,032,851
Common stock issued	4,776	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	3,004	—	(3,004)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,011,718	—	—	1,011,718
Repurchases of Class A Common Stock	(2,108)	—	—	—	—	—	(391,212)	(391,212)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(51,655)	—	(51,655)
Net loss	—	—	—	—	—	—	(232,784)	(232,784)
Balance at March 31, 2025	165,060	$2	98,008	$1	$5,223,786	$(26,355)	$(3,828,512)	$1,368,922

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cash flows from operating activities:
Net loss	$(98,389)	$(70,807)	$(192,904)	$(232,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,284	23,178	101,238	69,154
Stock-based compensation	408,335	346,842	1,212,086	1,011,718
Impairment charges for leases and leasehold improvements	53,643	—	80,316	—
Deferred income taxes	11,138	1,746	(37,570)	(1,183)
Amortization of interest rate swap contracts	—	(6,337)	(7,163)	(20,357)
Net loss (gain) on strategic investments	1,691	6,643	(22,280)	24,546
Net foreign currency loss (gain)	5,322	(5,169)	6,649	(7,750)
Other	(160)	(264)	(80)	(241)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	4,260	53,770	(121,769)	(13,955)
Prepaid expenses and other assets	1,118	(294)	(135,141)	(65,967)
Accounts payable	(23,922)	(93)	(13,564)	14,626
Accrued expenses and other liabilities	182,992	131,508	100,932	53,804
Deferred revenue	(19,837)	171,958	(96,756)	253,467
Net cash provided by operating activities	567,475	652,681	873,994	1,085,078
Cash flows from investing activities:
Business combinations, net of cash acquired	—	(994)	(1,228,875)	(5,969)
Purchases of property and equipment	(6,211)	(14,366)	(29,612)	(29,853)
Purchases of strategic investments	(2,250)	(1,100)	(7,250)	(26,650)
Purchases of marketable securities	—	(116,716)	(67,259)	(277,039)
Proceeds from maturities of marketable securities	59,016	53,584	144,125	125,212
Proceeds from sales of marketable securities	352,093	1,998	352,093	1,998
Proceeds from sales of strategic investments	1,493	624	36,333	4,937
Net cash provided by (used in) investing activities	404,141	(76,970)	(800,445)	(207,364)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(990,945)	(134,305)	(1,441,191)	(387,156)
Other	—	—	—	(3,143)
Net cash used in financing activities	(990,945)	(134,305)	(1,441,191)	(390,299)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,549)	1,783	(9,301)	(3,709)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,878)	443,189	(1,376,943)	483,706
Cash, cash equivalents, and restricted cash at beginning of period	1,158,697	2,218,639	2,513,762	2,178,122
Cash, cash equivalents, and restricted cash at end of period	$1,136,819	$2,661,828	$1,136,819	$2,661,828

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,136,342	$2,660,859	$1,136,342	$2,660,859
Restricted cash included in other non-current assets	477	969	477	969
Total cash, cash equivalents, and restricted cash	$1,136,819	$2,661,828	$1,136,819	$2,661,828
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other current liabilities	3,967	5,645	3,967	5,645
Repurchases of Class A Common Stock and related excise tax liability included in accrued expenses and other current liabilities	23,272	7,000	23,272	7,000
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended March 31, 2026 and 2025.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivable and contract assets are credit-impaired. As of March 31, 2026, and June 30, 2025, no customer represented more than 10% of the total accounts receivable balance. For the three and nine months ended March 31, 2026, and 2025, no customer represented more than 10% of total revenues.
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
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$581,818	$—	$581,818
Derivative financial instruments	—	24,129	24,129
Total assets measured at fair value	$581,818	$24,129	$605,947

Liabilities measured at fair value
Derivative financial instruments	$—	$22,615	$22,615
Total liabilities measured at fair value	$—	$22,615	$22,615
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment is classified within Level 3. The Company’s privately held debt and equity securities amounted to $155.5 million and $168.8 million as of March 31, 2026, and June 30, 2025, respectively.

4. Investments
Marketable Securities
The Company did not have any investments of marketable securities as of March 31, 2026.
The Company’s investments of marketable securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$176,338	$388	$(65)	$176,661
Agency securities	3,197	19	—	3,216
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	19,697	—	—	19,697
Corporate debt securities	214,190	527	(23)	214,694
Total marketable securities	$423,422	$934	$(88)	$424,268
The table below summarizes the Company’s marketable securities by remaining contractual maturity as of June 30, 2025 (in thousands):

Marketable Securities
Due in one year or less	$271,923
Due in one year through five years	152,345
Total marketable securities	$424,268
The Company regularly reviews the changes to the rating of its marketable securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2025, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of March 31, 2026, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,180	$—	$(2,750)	$4,430
The Company’s investments of privately held debt securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,780	$—	$(3,350)	$4,430

Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values for privately held equity securities as of March 31, 2026 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$143,802
Cumulative net gains	7,284
Carrying value	$151,086
Privately held equity securities’ cumulative net gains are composed of upward adjustments of $14.9 million and downward adjustments and impairment charges of $7.7 million as of March 31, 2026.
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
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Unrealized gains recognized on publicly traded equity securities	$—	$—	$24,729	$—
Unrealized gains recognized on privately held equity securities	—	—	9,846	—
Unrealized losses recognized on privately held equity securities including impairment	(2,321)	(967)	$(3,569)	$(967)
Unrealized losses on privately held debt securities	—	—	(250)	—
Unrealized gains (losses), net	$(2,321)	$(967)	$30,756	$(967)
Realized losses recognized on sales of publicly traded equity securities	—	—	(10,071)	—
Realized losses recognized on privately held equity securities	—	(500)	—	(3,145)
Realized gains recognized on privately held equity securities	402	—	1,367	—
Realized gains on debt securities	$228	$—	$228	$—
Gains (losses) on strategic investments, net	$(1,691)	$(1,467)	$22,280	$(4,112)
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$(2,321)	$(967)	$6,277	$(967)
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

The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal year 2025 and the nine months ended March 31, 2026 (in thousands):

Equity Method Investment
Balance as of June 30, 2024	$74,510
Share of losses	(20,433)
Effect of change in exchange rates	(958)
Balance as of June 30, 2025	53,119
Effect of change in exchange rates	2,273
Balance as of March 31, 2026	$55,392
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of March 31, 2026 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,087,873	$71,151	$1,159,024	$784,758	$374,266	$1,159,024
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,064,280	$79,858	$1,144,138	$765,613	$378,525	$1,144,138

The fair values of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	March 31, 2026	June 30, 2025
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$23,769	$16,210
Foreign exchange forward contracts	Other non-current assets	288	3,715
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	72	3,309
Total derivative assets		$24,129	$23,234

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$14,061	$2,409
Foreign exchange forward contracts	Other non-current liabilities	1,694	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	6,860	36
Total derivative liabilities		$22,615	$2,445
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Beginning balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$14,585	$(15,267)	$24,679	$41,424
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	1,299	5,676	(2,194)	(34,176)
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive income (loss) into profit or loss:
Recognized in cost of revenues	24	1,203	385	1,192
Recognized in research and development	(5,457)	5,977	(6,105)	3,488
Recognized in marketing and sales	(847)	505	(832)	514
Recognized in general and administrative	(1,134)	1,213	(300)	885
Recognized in interest expense	—	(6,337)	(7,163)	(20,357)
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$8,470	$(7,030)	$8,470	$(7,030)

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Equipment	$16,343	$15,008
Computer hardware and software	59,485	58,559
Furniture and fittings	27,590	25,217
Leasehold improvements and other	124,668	154,113
Property and equipment, gross	228,086	252,897
Less: accumulated depreciation	(152,474)	(147,779)
Property and equipment, net	$75,612	$105,118
Depreciation expense was $9.9 million and $9.3 million for the three months ended March 31, 2026, and 2025, respectively, and $30.9 million and $27.5 million for the nine months ended March 31, 2026 and 2025, respectively.
During the three and nine months ended March 31, 2026, the Company recorded a $17.6 million and $18.7 million impairment charge for leasehold improvements and other as a result of its facilities consolidation restructuring efforts, respectively. Refer to Note 14, “Restructuring,” for additional information.
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
Other Fiscal Year 2026 Business Combinations
During the nine months ended March 31, 2026, the Company completed two additional acquisitions to expand its offerings. The transactions were accounted for as business combinations and were not material individually or in the aggregate to the condensed consolidated financial statements.
Total transaction costs incurred related to the Company’s fiscal year 2026 business combinations were not material.
The Company has included the financial results of each business combination in its condensed consolidated financial statements from the date of acquisition, which were not material for the nine months ended March 31, 2026. Pro forma results of operations have not been presented for the nine months ended March 31, 2026 and 2025 because the effect of the acquisitions individually and in the aggregate would not be material to our condensed consolidated financial statements.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2025	$1,304,445
Additions	998,917
Effect of change in exchange rates	31
Balance as of March 31, 2026	$2,303,393
Intangible Assets
Intangible assets consisted of the following as of March 31, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$700,074	$(332,248)	$367,826
Patents, trade names, and other rights	118,928	(46,310)	72,618
Customer relationships	143,487	(120,474)	23,013
Total Intangible Assets	$962,489	$(499,032)	$463,457
Intangible assets consisted of the following as of June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$466,932	$(278,525)	$188,407
Patents, trade names, and other rights	70,928	(37,337)	33,591
Customer relationships	135,687	(112,845)	22,842
Total Intangible Assets	$673,547	$(428,707)	$244,840
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of March 31, 2026 were as follows:

Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	4
Patents, trade names, and other rights	5
Customer relationships	3
Amortization expense for intangible assets was approximately $31.3 million and $13.9 million for the three months ended March 31, 2026, and 2025, respectively and $70.3 million and $41.7 million for the nine months ended March 31, 2026 and 2025, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of March 31, 2026 (in thousands):

Fiscal Years:
Remainder of 2026	$31,166
2027	120,021
2028	117,258
2029	87,819
2030	73,839
Thereafter	33,354
Total future amortization expense	$463,457
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Accrued expenses	$250,250	$180,197
Employee benefits	383,260	422,986
Restructuring provision	75,960	—
Derivative Liabilities	20,921	2,445
Tax liabilities	20,570	36,726
Customer deposits	18,795	16,396
Other payables	46,505	22,851
Total accrued expenses and other current liabilities	$816,261	$681,601

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
The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one-time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of March 31, 2026 there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one-time option, the Company’s credit rating.
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of March 31, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of March 31, 2026, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	March 31, 2026	June 30, 2025
2029 Notes	3.1	5.250%	5.55%	$500,000	$500,000
2034 Notes	8.1	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(10,919)	(12,316)
Long-term debt				$989,081	$987,684

The total estimated fair value of the Notes was approximately $1.01 billion and $1.03 billion as of March 31, 2026, and June 30, 2025, respectively. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
11. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third parties related to its cloud services platform, marketing-related contracts, and other services. These commitments are non-cancellable and expire within two to seven years, as disclosed in Note 11, “Commitments and Contingencies” of its Annual Report on Form 10-K for fiscal year 2025. During the three and nine months ended March 31, 2026, the Company entered into additional non-cancelable purchase commitments of approximately $3.0 billion with contractual terms ranging from two to six years.
Operating Leases
During the three and nine months ended March 31, 2026, the Company recorded a $36.0 million and $61.2 million impairment charge for operating lease right-of-use assets as a result of its facilities consolidation restructuring efforts, respectively. Refer to Note 14, “Restructuring,” for additional information.
There were no other material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases, including obligations for leases that have not yet commenced, disclosed in Note 9, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2025.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease costs	$9,657	$10,982	$30,085	$32,557
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,341	$248	$39,580	$21,037
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
As of March 31, 2026, approximately $4.0 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Americas
United States	$731,373	$549,624	$1,992,733	$1,593,247
Other Americas	107,312	87,692	297,986	247,733
Total Americas	838,685	637,316	2,290,719	1,840,980
EMEA
Germany	212,656	150,441	520,800	400,234
Other EMEA	550,751	421,112	1,472,026	1,166,070
Total EMEA	763,407	571,553	1,992,826	1,566,304
Asia Pacific	184,879	147,847	522,294	423,676
Total revenues	$1,786,971	$1,356,716	$4,805,839	$3,830,960
The Company’s revenues by deployment options were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cloud	$1,132,436	$880,429	$3,197,171	$2,519,697
Data Center	560,733	388,516	1,368,997	1,086,391
Marketplace and other	93,802	87,771	239,671	224,872
Total revenues	$1,786,971	$1,356,716	$4,805,839	$3,830,960
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
In September 2025, the Company announced plans to end-of-life its Data Center deployment offering. As of March 2026, the Company no longer sells term licenses to new customers, and the Company will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, the Company plans to end maintenance and support for its Data Center offerings in March 2029.

Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the balances of deferred revenue were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$2,431,509	$2,196,245	$2,481,254	$2,114,736
Additions	1,767,106	1,528,674	4,736,229	4,084,427
Revenue	(1,786,971)	(1,356,716)	(4,805,839)	(3,830,960)
Balance, end of period	$2,411,644	$2,368,203	$2,411,644	$2,368,203
For the three months ended March 31, 2026 and 2025, approximately 23% and 25% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively. For the nine months ended March 31, 2026 and 2025, approximately 40% and 42% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$168,289	$97,251	$136,340	$79,711
Additions	29,653	17,462	92,407	53,525
Amortization expense	(17,707)	(10,296)	(48,512)	(28,819)
Balance, end of period	$180,235	$104,417	$180,235	$104,417
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets			$68,492	$40,164
Other non-current assets			111,743	64,253
Total			$180,235	$104,417
There were no impairment losses recorded during the periods presented.
13. Geographic Information
The Company’s long-lived assets by geographic regions were as follows (in thousands):

	March 31, 2026	June 30, 2025
United States	$108,995	$168,841
Australia	46,988	54,073
India	27,435	34,909
All other countries	11,870	16,422
Total long-lived assets	$195,288	$274,245
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.
14. Restructuring
During the first quarter of fiscal year 2026, the Company initiated a restructuring plan (“July 2025 Plan”) to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of its products. The July 2025 Plan is substantially completed as of March 31, 2026.
During the third quarter of fiscal year 2026, the Company initiated a restructuring plan (“March 2026 Plan”) to accelerate building the future of teamwork in the AI era. This includes self-funding further investment in key strategic priorities, such as AI and enterprise sales, reorganizing its teams to move with more focus and speed across the

Atlassian System of Work, and optimizing for long-term operational efficiency and sustainability. The March 2026 Plan includes a reduction in force that resulted in the elimination of certain roles, which impacted approximately 10% of the Company’s workforce, including the roles subject to formal consultation processes in certain jurisdictions. The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, is expected to be substantially completed by the end of fiscal year 2026.
As a result, the Company recorded total severance and other termination benefits of $198.1 million, and stock-based compensation of $1.4 million for the affected employees for the nine months ended March 31, 2026.
In addition, during the nine months ended March 31, 2026, the Company exited certain leased properties, which it plans to sublease, in order to optimize its real estate footprint. As a result, the Company recorded total impairment charges of $80.0 million associated with the optimization of its leased facilities, primarily for operating lease right-of-use assets and leasehold improvements for the nine months ended March 31, 2026. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows.
A summary of the Company’s restructuring charges for the three months ended March 31, 2026, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Lease Consolidation	Total
Cost of revenue	$16,747	$4,281	$21,028
Research and development	104,972	23,548	128,520
Marketing and sales	24,423	18,267	42,690
General and administrative	24,025	7,568	31,593
Total	$170,167	$53,664	$223,831
A summary of the Company’s restructuring charges for the nine months ended March 31, 2026, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$44,541	$1,432	$6,647	$52,620
Research and development	104,972	—	35,650	140,622
Marketing and sales	24,423	—	26,421	50,844
General and administrative	24,120	—	11,303	35,423
Total	$198,056	$1,432	$80,021	$279,509
The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$198,056	$1,432	$80,021	$279,509
Payments	(119,398)	—	(50)	(119,448)
Non-cash items	(446)	(1,432)	(79,951)	(81,829)
Effect of change in exchange rates	(2,272)	—	—	(2,272)
Restructuring provision as of March 31, 2026	$75,940	$—	$20	$75,960

15. Stockholders’ Equity
Stock-based Compensation
A summary of RSU activity for the nine months ended March 31, 2026 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2025	16,578,020	$190.98	$3,366,830
Granted	15,087,438	152.63	—
Vested	(6,008,223)	192.09	787,629
Forfeited or cancelled	(4,414,950)	176.78	—
Balance as of March 31, 2026	21,242,285	$165.47	$1,449,786
As of March 31, 2026, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.7 billion.
During the nine months ended March 31, 2026, the Company granted 1,353,312 shares of restricted stock awards (“RSA”) in connection with business combinations. During the nine months ended March 31, 2025, the Company did not grant any shares of RSA. As of March 31, 2026 and June 30, 2025, there were 1,392,394 and 90,083 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA was $95.0 million and $18.3 million as of March 31, 2026 and June 30, 2025, respectively.
Share Repurchase Program
In September 2024, the Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following completion of the previous repurchase program. The 2024 Repurchase Program was completed in March 2026.
In October 2025, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program.
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
During the three and nine months ended March 31, 2026, the Company repurchased and subsequently retired approximately 11.8 million and 14.5 million shares of its Class A Common Stock for approximately $1.0 billion and $1.5 billion at an average price per share of $85.04 and $100.51, respectively. The 1% excise tax on net share repurchase as a result of the Inflation Reduction Act is excluded in the total repurchase cost and average price. All repurchases were made in open market transactions. As of March 31, 2026, the Company was authorized to purchase a remaining $2.2 billion of its Class A Common Stock under the 2025 Share Repurchase Program.
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(62,895)	$(35,494)	$(44,384)	$(26,423)	$(123,050)	$(69,854)	$(144,622)	$(88,162)
Denominator:
Weighted-average shares outstanding, basic and diluted	166,821	94,144	164,652	98,019	167,512	95,094	162,415	99,008
Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(0.27)	$(0.27)	$(0.73)	$(0.73)	$(0.89)	$(0.89)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive were as follows (shares in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Class A Common Stock restricted stock units	22,296	6,522	15,876	7,906
Class A Common Stock restricted stock awards	1,081	32	384	33
Total	23,377	6,554	16,260	7,939
17. Income Taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjusting the provision for income taxes for discrete tax items recorded in the period. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including changes in the Company’s relative proportion of domestic and foreign earnings, current cash taxes in jurisdictions with valuation allowances, material discrete tax items, or a combination of these factors as a result of certain transactions or events.
The Company reported an income tax provision of $35.6 million and $18.0 million for the three and nine months ended March 31, 2026, respectively, as compared to an income tax provision of $63.5 million and $148.1 million for the three and nine months ended March 31, 2025, respectively. The income tax provision for the three and nine months ended March 31, 2026 was primarily attributable to the mix of earnings and losses at various jurisdictions, valuation allowances in the U.S. and Australia, and non-deductible stock-based compensation in certain foreign jurisdictions.
The income tax provision for the three months ended March 31, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions. The income tax provision for the nine months ended March 31, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions, non-deductible stock-based compensation in certain foreign jurisdictions, and valuation allowances in the U.S. and Australia, partially offset by research and development tax credits and incentives.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in fiscal year 2026. The changes had an immaterial impact on the Company’s provision for income taxes for the three and nine months ended March 31, 2026.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of March 31, 2026, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

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
In September 2025, we announced plans to end-of-life our Data Center deployment offering. As of March 2026, we no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we also plan to end maintenance and support for on-premises versions of our products in March 2029. In order to support customers who face unique requirements or challenges, we will offer an approximately three-year extended maintenance period for certain customers.
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
Restructuring
During the first quarter of fiscal year 2026, we initiated a restructuring plan (“July 2025 Plan”) to reduce additional capacity no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of our products. The July 2025 Plan is substantially completed as of March 31, 2026.
During the third quarter of fiscal year 2026, we initiated a restructuring plan (“March 2026 Plan”) to accelerate building the future of teamwork in the AI era. This includes self-funding further investment in key strategic priorities, such as AI and enterprise sales, reorganizing our teams to move with more focus and speed across the Atlassian System of Work, and optimizing for long-term operational efficiency and sustainability. The execution of the March 2026 Plan, including cash payment of severance and other termination benefits related liabilities, is expected to be substantially completed by the end of fiscal year 2026.
As a result, we recorded total severance and other termination benefits of $198.1 million and stock-based compensation of $1.4 million for the affected employees for the nine months ended March 31, 2026.
In addition, we exited certain leased properties, which we plan to sublease, in order to optimize our real estate footprint. As a result, we recorded total impairment charges for the related operating lease right-of-use assets and leasehold improvements of $80.0 million for the nine months ended March 31, 2026.
A summary of restructuring charges for the nine months ended March 31, 2026 by major activity type is as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$44,541	$1,432	$6,647	$52,620
Research and development	104,972	—	35,650	140,622
Marketing and sales	24,423	—	26,421	50,844
General and administrative	24,120	—	11,303	35,423
Total	$198,056	$1,432	$80,021	$279,509
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
As of March 31, 2026, we had more than 350,000 customers. If we include single-user accounts and organizations that have only adopted our free or starter offerings, the active use of our offerings extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Number of customers with greater than $10,000 in Cloud ARR	50,715	51,978	53,017	55,369	55,913
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net cash provided by operating activities	$567,475	$652,681	$873,994	$1,085,078
Less: Capital expenditures	(6,211)	(14,366)	(29,612)	(29,853)
Free cash flow	$561,264	$638,315	$844,382	$1,055,225
Free cash flow decreased by $77.1 million and $210.8 million during the three and nine months ended March 31, 2026, respectively, as compared to the three and nine months ended March 31, 2025. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily attributable to an increase in cash paid to employees, including payments made under restructuring plans, vendors, and cash paid for income taxes, partially offset by an increase in cash received from customers.
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
In September 2025, we announced plans to end-of-life our Data Center deployment offering. As of March 2026, we no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029.
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
We expect cost of revenues to increase as we continue to invest in our cloud-based infrastructure and AI to support our Cloud customers and their increased usage of Rovo.
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
We expect gross margin to be approximately flat, driven by the revenue mix shift from Data Center offerings to Cloud offerings and increases in cost of revenues to support our increasing number of Cloud customers and their related AI usage, offset by the continued optimization of our Cloud infrastructure and support costs.
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
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical assumptions used to estimate the fair value of intangible assets include projected revenue, revenue growth, and discount rate. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, but not later than one year from the acquisition date.
There have been no other significant changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2026, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Results of Operations included in our Annual Report on Form 10-K for fiscal year 2025.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Subscription	$1,698,885	95%	$1,272,876	94%	$4,581,043	95%	$3,618,072	94%
Other	88,086	5	83,840	6	224,796	5	212,888	6
Total revenues	1,786,971	100	1,356,716	100	4,805,839	100	3,830,960	100
Cost of revenues	262,762	15	219,675	16	758,377	16	660,426	17
Gross profit	1,524,209	85	1,137,041	84	4,047,462	84	3,170,534	83
Operating expenses:
Research and development	926,954	51	685,320	51	2,509,437	52	1,968,634	51
Marketing and sales	439,029	25	295,832	22	1,151,890	24	820,119	21
General and administrative	214,510	12	168,345	12	586,503	12	483,694	13
Total operating expenses	1,580,493	88	1,149,497	85	4,247,830	88	3,272,447	85
Operating loss	(56,284)	(3)	(12,456)	(1)	(200,368)	(4)	(101,913)	(2)
Other income (expense), net	(4,923)	—	(14,861)	(1)	331	—	(42,292)	(1)
Interest income	12,554	—	27,767	2	60,464	1	81,917	2
Interest expense	(14,141)	(1)	(7,804)	(1)	(35,302)	(1)	(22,413)	(1)
Loss before income taxes	(62,794)	(4)	(7,354)	(1)	(174,875)	(4)	(84,701)	(2)
Provision for income taxes	(35,595)	(2)	(63,453)	(4)	(18,029)	—	(148,083)	(4)
Net loss	$(98,389)	(6)%	$(70,807)	(5)%	$(192,904)	(4)%	$(232,784)	(6)%

Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Subscription	$1,698,885	$1,272,876	$426,009	33%
Other	88,086	83,840	4,246	5
Total revenues	$1,786,971	$1,356,716	$430,255	32%
Total revenues increased $430.3 million, or 32%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in the three months ended March 31, 2026, over 90% was attributable to sales to customer accounts existing on or before December 31, 2025.
Subscription revenues increased $426.0 million, or 33%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $4.2 million, or 5%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in other revenues was primarily attributable to an increase of $3.1 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cloud	$1,132,436	$880,429	$252,007	29%
Data Center	560,733	388,516	172,217	44
Marketplace and other	93,802	87,771	6,031	7
Total revenues	$1,786,971	$1,356,716	$430,255	32%
Total revenues by geography were as follows:

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Americas	$838,685	$637,316	$201,369	32%
EMEA	763,407	571,553	191,854	34
Asia Pacific	184,879	147,847	37,032	25
Total revenues	$1,786,971	$1,356,716	$430,255	32%
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cost of revenues	$262,762	$219,675	$43,087	20%
Gross margin	85%	84%
Cost of revenues increased $43.1 million, or 20%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall increase was primarily attributable to an increase of $28.1 million in hosting fees and an increase of $14.6 million in amortization expense, partially offset by a decrease of $15.9 million in compensation expense for employees, and a decrease of $4.3 million in fees paid for consulting and other professional services. In addition, we recorded restructuring charges of $21.0 million in the three months ended March 31, 2026, which were comprised of $16.7 million of severance and other termination benefits, and $4.3 million of impairment charges for lease and leasehold improvements.

Operating Expenses
Research and Development

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Research and development	$926,954	$685,320	$241,634	35%
Research and development expenses increased $241.6 million, or 35%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall increase was primarily attributable to an increase of $101.9 million in compensation expenses for employees (which includes an increase of $50.2 million in stock-based compensation). In addition, we recorded restructuring charges of $128.5 million in the three months ended March 31, 2026, which were comprised of $105.0 million of severance and other termination benefits, and $23.5 million of impairment charges for lease and leasehold improvements.
Marketing and Sales

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Marketing and sales	$439,029	295,832	$143,197	48%
Marketing and sales expenses increased $143.2 million, or 48%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall increase was primarily attributable to an increase of $68.5 million in compensation expenses for employees (which includes an increase of $10.1 million in stock-based compensation), and an increase of $12.7 million in advertising and marketing program expenses. In addition, we recorded restructuring charges of $42.6 million in the three months ended March 31, 2026, which were comprised of $24.4 million of severance and other termination benefits, and $18.2 million of impairment charges for lease and leasehold improvements.
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
General and administrative	$214,510	168,345	$46,165	27%
General and administrative expenses increased $46.2 million, or 27%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall increase was primarily attributable to an increase of $18.3 million in compensation expense for employees (which includes an increase of $4.6 million in stock-based compensation), partially offset by decrease in office expense. In addition, we recorded restructuring charges of $31.5 million in the three months ended March 31, 2026, which were comprised of $24.0 million of severance and other termination benefits, and $7.5 million of impairment charges for lease and leasehold improvements.
Other Expense, net

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Other expense, net	$(4,923)	$(14,861)	$9,938	(67)%
Other expense, net decreased $9.9 million, or 67%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The overall decrease in other expense was primarily attributable to a decrease of $5.2 million in expense related to our share of loss from an equity method investment, and an increase in net foreign currency transaction gains.
Interest Income

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest income	$12,554	$27,767	$(15,213)	(55)%

Interest income decreased $15.2 million, or 55% in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in investment income as a result of decreased invested cash balances and declining interest rates.
Interest Expense

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest expense	$(14,141)	$(7,804)	$(6,337)	81%
Interest expense increased $6.3 million, or 81% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to the amortization of interest rate swap contracts.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Provision for income taxes	$(35,595)	$(63,453)	$27,858	*
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes decreased $27.9 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to the change in valuation allowance on Australian deferred tax assets related to deferred revenue recognition and the change in the mix of earnings and losses in foreign jurisdictions. See Note 17, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. The changes had an immaterial impact on our provision for income taxes for the three and nine months ended March 31, 2026 and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of March 31, 2026, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.

Nine Months Ended March 31, 2026 and 2025
Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Subscription	$4,581,043	$3,618,072	$962,971	27%
Other	224,796	212,888	11,908	6
Total revenues	$4,805,839	$3,830,960	$974,879	25%
Total revenues increased $974.9 million, or 25%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. Growth in total revenues was primarily attributable to increased demand for our products from existing customers. Of total revenues recognized in the nine months ended March 31, 2026, over 90% was attributable to sales to customer accounts existing on or before June 30, 2025.
Subscription revenues increased $963.0 million, or 27%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $11.9 million, or 6%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase in other revenues was primarily attributable to an increase of $11.0 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cloud	$3,197,171	$2,519,697	$677,474	27%
Data Center	1,368,997	1,086,391	282,606	26
Marketplace and other	239,671	224,872	14,799	7
Total revenues	$4,805,839	$3,830,960	$974,879	25%
Total revenues by geography were as follows:

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Americas	$2,290,719	$1,840,980	$449,739	24%
EMEA	1,992,826	1,566,304	426,522	27
Asia Pacific	522,294	423,676	98,618	23
Total revenues	$4,805,839	$3,830,960	$974,879	25%
Cost of Revenues

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cost of revenues	$758,377	$660,426	$97,951	15%
Gross margin	84%	83%
Cost of revenues increased $98.0 million, or 15%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The overall increase was primarily attributable to an increase of $65.5 million in hosting fees paid to third-party providers, and an increase of $24.0 million in amortization expense, partially offset by a decrease of $33.1 million in compensation expense for employees (which includes a decrease of $5.9 million in stock-based compensation), and a decrease of $11.1 million in fees paid for consulting and other professional services. In addition, we recorded restructuring charges of $52.6 million in the nine months ended March 31, 2026, which were comprised of $46.0 million of severance and other termination benefits, and $6.6 million of impairment charges for lease and leasehold improvements.

Operating Expenses
Research and Development

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Research and development	$2,509,437	$1,968,634	$540,803	27%
Research and development expenses increased $540.8 million, or 27%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The overall increase was primarily attributable to an increase of $380.2 million in compensation expenses for employees (which includes an increase of $167.8 million in stock-based compensation). In addition, we recorded restructuring charges of $140.6 million in the nine months ended March 31, 2026, which were comprised of $105.0 million of severance and other termination benefits, and $35.6 million of impairment charges for lease and leasehold improvements.
Marketing and Sales

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Marketing and sales	$1,151,890	$820,119	$331,771	40%
Marketing and sales expenses increased $331.8 million, or 40%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The overall increase was primarily attributable to an increase of $178.3 million in compensation expenses for employees (which includes an increase of $30.3 million in stock-based compensation), and an increase of $63.6 million in advertising and marketing program expenses. In addition, we recorded restructuring charges of $50.8 million in the nine months ended March 31, 2026, which were comprised of $26.4 million of impairment charges for lease and leasehold improvements, and $24.4 million of severance and other termination benefits.
General and Administrative

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
General and administrative	$586,503	$483,694	$102,809	21%
General and administrative expenses increased $102.8 million, or 21%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The overall increase was primarily attributable to an increase of $54.6 million in compensation expenses for employees (which includes an increase of $6.8 million in stock-based compensation). In addition, we recorded restructuring charges of $35.4 million in the nine months ended March 31, 2026, which were comprised of $24.1 million of severance and other termination benefits, and $11.3 million of impairment charges for lease and leasehold improvements.
Other Income (Expense), net

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Other income (expense), net	$331	$(42,292)	$42,623	(101)%
Other income (expense), net increased $42.6 million, or 101% in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The overall increase in other income was primarily attributable to an increase of $24.7 million in unrealized gains on public equity investments and a decrease of $20.4 million in expenses related to our share of loss from an equity method investment.
Interest Income

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest income	$60,464	$81,917	$(21,453)	(26)%

Interest income decreased $21.5 million, or 26% in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The decrease was primarily attributable to a decrease in investment income as a result of decreased invested cash balances and declining interest rates.
Interest Expense

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest expense	$(35,302)	$(22,413)	$(12,889)	58%
Interest expense increased $12.9 million, or 58%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase was primarily attributable to the amortization of interest rate swap contracts.
Provision for Income Taxes

	Nine Months Ended March 31,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Provision for income taxes	$(18,029)	$(148,083)	$130,054	*
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes decreased $130.1 million for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025. The decrease was primarily attributable to the the change in valuation allowance on Australian deferred tax assets related to deferred revenue recognition, the change in the mix of earnings and losses in foreign jurisdictions, and the partial release of valuation allowance on certain U.S. deferred tax assets resulting from the recognition of additional deferred tax liabilities in connection with the business combinations. See Note 7, “Business Combinations,” and Note 17, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
On July 4, 2025, the U.S. government enacted OBBBA, which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for us beginning in fiscal year 2026. The changes had an immaterial impact on our provision for income taxes for the three and nine months ended March 31, 2026 and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of March 31, 2026, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents totaling $1.1 billion and accounts receivable totaling $907.4 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$873,994	$1,085,078
Net cash used in investing activities	(800,445)	(207,364)
Net cash used in financing activities	(1,441,191)	(390,299)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9,301)	(3,709)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,376,943)	$483,706
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities decreased by $211.1 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The net decrease was primarily attributable to an increase in cash paid to employees, vendors, and cash paid for income taxes, partially offset by an increase in cash received from customers.
Net cash used in investing activities increased by $593.1 million during the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The net increase was primarily attributable to an increase in cash consideration paid for acquisitions, net of cash acquired of approximately $1.2 billion, partially offset by an increase in net inflows of $578.8 million related to marketable securities activity, and an increase in net inflows of $50.8 million related to strategic investment activity.
Net cash used in financing activities increased by $1.1 billion for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The net increase was primarily attributable to an increase in repurchases of Class A Common Stock of $1.1 billion.
Material Cash Requirements
Debt
As of March 31, 2026, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029, and May 15, 2034, respectively. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1.0 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500.0 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of March 31, 2026, there were no borrowings under the 2024 Credit Facility. Refer to Note 10, “Debt,” to our condensed consolidated financial statements for additional information.

Share Repurchase Program
In September 2024, the Board of Directors authorized a program to repurchase up to $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Repurchase Program commenced in April 2025 following completion of the prior repurchase program. The 2024 Repurchase Program was completed in March 2026. In October 2025, the Board of Directors authorized a new program under which we may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program. The Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During the three and nine months ended March 31, 2026, we repurchased and subsequently retired approximately 11.8 million and 14.5 million shares of Class A Common Stock for approximately $1.0 billion and $1.5 billion at an average price per share of $85.04 and $100.51, respectively. The 1% excise tax as a result of the Inflation Reduction Act is excluded in the total repurchase cost and average price paid. All repurchases were made in open market transactions. As of March 31, 2026, $2.2 billion of Class A Common Stock remained available for repurchase under the 2025 Share Repurchase Program.
Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space, including obligations for leases that have not yet commenced. Refer to Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information.
Other Future Obligations
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our other future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, investment in AI, employee headcount, marketing and sales activities, investment in enterprise sales, payments to tax authorities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our offerings.
As of March 31, 2026, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three and nine months ended March 31, 2026 and 2025 (in thousands, except percentage and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gross profit
GAAP gross profit	$1,524,209	$1,137,041	$4,047,462	$3,170,534
Plus: Stock-based compensation	17,697	20,980	56,317	62,225
Plus: Amortization of acquired intangible assets	24,683	10,131	54,393	30,377
Plus: Restructuring charges (3)	21,028	—	52,620	—
Non-GAAP gross profit	$1,587,617	$1,168,152	$4,210,792	$3,263,136
Gross margin
GAAP gross margin	85%	84%	85%	83%
Plus: Stock-based compensation	1	2	1	2
Plus: Amortization of acquired intangible assets	2	—	1	—
Plus: Restructuring charges (3)	1	—	1	—
Non-GAAP gross margin	89%	86%	88%	85%
Operating income
GAAP operating loss	$(56,284)	$(12,456)	$(200,368)	$(101,913)
Plus: Stock-based compensation	408,335	346,842	1,210,654	1,011,718
Plus: Amortization of acquired intangible assets	31,341	13,897	70,344	41,675
Plus: Restructuring charges (3)	223,831	—	279,509	—
Non-GAAP operating income	$607,223	$348,283	$1,360,139	$951,480
Operating margin
GAAP operating margin	(3)%	(1)%	(4)%	(3)%
Plus: Stock-based compensation	23	26	25	27
Plus: Amortization of acquired intangible assets	2	1	1	1
Plus: Restructuring charges (3)	12	—	6	—
Non-GAAP operating margin	34%	26%	28%	25%
Net income
GAAP net loss	$(98,389)	$(70,807)	$(192,904)	$(232,784)
Plus: Stock-based compensation	408,335	346,842	1,210,654	1,011,718

Plus: Amortization of acquired intangible assets	31,341	13,897	70,344	41,675
Plus: Restructuring charges (3)	223,831	—	279,509	—
Adjustment for: Income tax (1)	(108,576)	(28,427)	(314,523)	(103,777)
Non-GAAP net income	$456,542	$261,505	$1,053,080	$716,832
Net income per share
GAAP net loss per share - diluted	$(0.38)	$(0.27)	$(0.73)	$(0.89)
Plus: Stock-based compensation	1.56	1.29	4.60	3.82
Plus: Amortization of acquired intangible assets	0.12	0.05	0.27	0.16
Plus: Restructuring charges (3)	0.86	—	1.06	—
Adjustment for: Income tax (1)	(0.41)	(0.10)	(1.20)	(0.39)
Non-GAAP net income per share - diluted	$1.75	$0.97	$4.00	$2.70
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	260,965	262,671	262,606	261,423
Plus: Dilution from dilutive securities (2)	252	5,959	646	3,601
Weighted-average shares used in computing diluted non-GAAP net income per share	261,217	268,630	263,252	265,024
Free cash flow
GAAP net cash provided by operating activities	$567,475	$652,681	$873,994	$1,085,078
Less: Capital expenditures	(6,211)	(14,366)	(29,612)	(29,853)
Free cash flow	$561,264	$638,315	$844,382	$1,055,225
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
(2) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and nine months ended March 31, 2026 and March 31, 2025 because the effect would have been anti-dilutive.
(3) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the nine months ended March 31, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In September 2025, we announced plans to end-of-life our Data Center deployment offering via our Atlassian Ascend initiative. As of March 2026, we no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029. If we are unable to offer the systems, security capabilities, or controls our Data Center customers require to migrate to our Cloud offerings, or if our customers otherwise choose not to migrate, our revenue growth and profitability will be negatively impacted. The Atlassian Ascend initiative may impact purchasing patterns among our Data Center customers in ways that create fluctuations in our quarterly financial results and impact the guidance we issue, including decisions regarding sizes of Data Center product renewals, expansions, timing of Cloud upgrades or decisions not to renew or upgrade. In our migration from Server, we offered discounts to certain of our enterprise-level Server customers as an incentive, which impacted our near-term revenue growth, and we will offer similar incentives in connection with

Atlassian Ascend. Additionally, we may also be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. Revenues recognized from our Cloud offerings are also typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins.
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
The markets for our offerings are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our offerings in the marketplace. For example, with the development of next-generation solutions, including AI solutions, we have committed and expect to continue to commit significant resources to developing new AI apps and agents and other enhancements incorporating AI, and there is no guarantee that our investments and efforts will result in wider adoption of our offerings in the marketplace. If new technologies emerge that can deliver competitive products and services at lower prices, more efficiently, more reliably, more conveniently or more securely or if new products are introduced into the market that could render any of our existing offerings obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our offerings.
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
In recent years, we have focused on growing our sales force to sell directly to large and enterprise customers. As our sales force continues to develop, we may encounter challenges in identifying, recruiting, training, and retaining a qualified sales force, and we expect this growth to require significant time, expense, and attention. Expanding our sales infrastructure also has impacts on our cost structure and results of operations, and we may have to reduce other expenses, such as our research and development expenses, in order to accommodate a corresponding increase in marketing and sales expenses while maintaining positive free cash flow.
As our enterprise sales motion grows, we face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales. Since the sales cycles for our enterprise offerings are multi-phased and complex, it can be unpredictable when a given sales cycle will close. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our apps, agents, Collections, services, and solutions, particularly because the decision to use our offerings is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles, and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more resources to implementation, which increases our costs, without assurance that customers receiving these services will renew at the same level or at all. Additionally, our revenue from enterprise customers may be affected by seasonality in sales cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements. We expect to see these impacts increase as we grow our enterprise sales motion. An increase in enterprise sales contracts could also increase our number of or mix of multi-year sales contracts, which can also have an impact on our revenue cycles.
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

As our Cloud offerings continue to become more central to our distribution model, particularly in light of our Data Center end-of-life plans, we may face additional privacy risks, including risks stemming from regulation of cloud computing. For example, the transition to Cloud offerings may be impacted by emerging EU cloud sovereignty requirements that could disadvantage our Cloud offerings in public sector organizations and regulated industries. We may also be subject to increased data security risks as customers increasingly transition from self-managed environments to our Cloud platform.
We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. In addition, certain states and foreign jurisdictions, such as Australia, Canada, and the European Union (“EU”), have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. The placement of certain cookies or similar tracking technologies on an individual’s device and subsequent use are subject to consent requirements in certain jurisdictions, including several U.S. states, the European Union and United Kingdom. In particular, recent European court and regulator decisions are driving increased attention to compliance with these requirements, and there has been active civil litigation alleging improper data collection via these technologies in our industry.
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
We have been and may be sued by third parties for alleged infringement or misappropriation of their intellectual property rights.
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
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of March 31, 2026, we had no outstanding revolving loans under the Credit Facility.
Our Credit Facility requires compliance with various financial and non-financial covenants, including affirmative covenants relating to the provision of periodic financial statements, compliance certificates and other notices, maintenance of properties and insurance, payment of taxes and compliance with laws and negative covenants, including, among others, restrictions on the incurrence of certain indebtedness, granting of liens and mergers, dissolutions, consolidations and dispositions. The Credit Facility also provides for a number of events of default, including, among others, failure to make a payment, bankruptcy, breach of a covenant or representation and warranty, default under material indebtedness (other than the Credit Facility), change of control and judgment defaults. The indentures governing our Notes contain certain negative covenants, including a limitation on liens and a limitation on sale/leaseback covenants.
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
We continue to have the ability to incur additional debt, subject to the limitations in our Credit Facility and the indentures governing our Notes. Our level of debt could have important consequences to us, including the following:
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
As ESG best practices and reporting standards continue to develop, we expect to incur increasing costs relating to ESG monitoring, reporting, and compliance. In recent years, there has been a proliferation of climate and other ESG disclosure requirements at the local, national, and international levels, which have required and will continue to require significant time, effort, and resources in order to comply with differing requirements. If our ESG practices and reporting fail to meet such requirements, we may be exposed to risks of government or regulatory enforcement or liability. We voluntarily publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union and Australia, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of March 31, 2026, stockholders who hold our Class B Common Stock collectively hold approximately 85% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2026, we had 161,730,398 outstanding shares of Class A Common Stock and 94,133,617 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that our Share Repurchase Programs will be fully consummated or that they will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In September 2024, our board of directors authorized a share repurchase program to repurchase up to $1.5 billion of our outstanding shares of Class A Common Stock (the “2024 Share Repurchase Program”) and this program commenced in April 2025, following the completion of a prior share repurchase program. The 2024 Repurchase Program was completed in March 2026. In October 2025, our board of directors authorized a new program under which we may repurchase up to an additional $2.5 billion of our outstanding Class A Common Stock (the “2025 Share Repurchase Program,” and together with the 2024 Share Repurchase Program, the “Share Repurchase Programs”). The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program. Under the Share Repurchase Programs, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The Share Repurchase Programs do not have a fixed expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the Share Repurchase Programs will be fully consummated or that they will enhance long-term stockholder value. The Share Repurchase Programs could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
Anti-takeover provisions contained in our amended and restated certificate of incorporation, amended and restated bylaws, our Notes, as well as provisions of Delaware law, could impair a takeover attempt.
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
In addition, the change in control repurchase event provisions of our Notes may delay or prevent a change in control of the Company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change or change in control repurchase event. As a Delaware corporation, we are also subject to provisions of the Delaware General Corporation Law, including Section 203 thereof, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws,Notes or the Delaware General Corporation Law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, one of our former Co-Chief Executive Officers stepped down from his executive officer role and into an advisory role, effective August 2024. In addition, our former President, Chief Financial Officer and Chief Technology Officer stepped down from their respective executive officer roles in the third quarter of fiscal year 2026. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer, effective January 2025, a new Chief Product and AI Officer, effective November 2025, and a new Chief Financial Officer, effective March 2026. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new apps, agents, or products in a timely fashion and, as a result, customer satisfaction with our apps, agents or products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
Any reorganizational or rebalancing efforts we conduct, including the ones in March 2023 and the first and third quarters of fiscal year 2026, may have an adverse effect on our ability to attract and retain employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. We have experienced large fluctuations in our stock price since the end of fiscal year 2021. If the value or perceived value of our equity awards declines, it could harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations and financial condition could be harmed.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. Climate-related events, including but not limited to the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States, Australia and elsewhere, have the potential to disrupt our businesses, our employees, our third-party suppliers, and/or the businesses of our customers, and may cause us to experience extended product downtimes, higher attrition, and losses and additional costs to maintain and resume operations. Furthermore, failure to achieve or advance towards our public sustainability commitments and objectives regarding climate action may have an adverse effect on our standing with investors, suppliers, and customers, as well as on our financial results and our capacity to attract and retain skilled individuals. In addition, any negative perceptions of our pursuit of climate action sustainability initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended March 31, 2026 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 2026	1,761,468	$132.07	1,761,468	$2,988,318,380
February 2026	3,790,571	82.20	3,790,571	$2,676,777,248
March 2026	6,264,858	$73.53	6,264,858	$2,216,194,305
Total	11,816,897		11,816,897
(1)    In September 2024, the Board of Directors authorized a program to repurchase up to an additional $1.5 billion of the Company’s outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the previous share repurchase program. The 2024 Repurchase Program was completed in March 2026. In October 2025, the Board of Directors authorized a new program under which we may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program.

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
(2)    Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax as a result of the Inflation Reduction Act of 2022.
(3)    Amounts presented exclude the 1% excise tax.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
On February 6, 2026, Michael Cannon-Brookes, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, terminated a Rule 10b5-1 trading arrangement that was originally entered into, through a trust for which he is a trustee, on February 20, 2025. The plan was initially intended to sell up to 1,916,250 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2026.
On February 6, 2026, Scott Farquhar, a member of the Company’s Board of Directors, terminated a Rule 10b5-1 trading arrangement that was originally entered into, through a trust for which he is a trustee, on February 12, 2025. The plan was initially intended to sell up to 1,916,250 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 6, 2026.
On March 6, 2026, Brian Duffy, the Company’s Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 38,873 shares of the Company’s Class A Common Stock, pursuant to the terms of the plan, until June 7, 2027.

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

ATLASSIAN CORPORATION

Date: May 1, 2026	By:	/s/ James Chuong
		Name:	James Chuong
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)