Form 10-K
period 2026-06-30
Atlassian Corp
filed 2026-08-14
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $27.6 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of August 7, 2026, there were 159,005,198 shares of the registrant’s Class A Common Stock and 94,133,617 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended June 30, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

ANNUAL REPORT

INTRODUCTION
Our consolidated financial statements are presented in U.S. dollars. All references in this Annual Report on Form 10-K to “$,” “U.S. $,” “U.S. dollars” and “dollars” mean U.S. dollars, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “aim,” “seek,” “could,” “would,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “forecast,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that articulate our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our Atlassian Cloud Platform, system of work, Teamwork Graph, current and planned offerings, product strategy, research and development plans, AI solutions, Atlassian Government Cloud and Atlassian Isolated Cloud, investments and expenses, customers, sales and marketing, seasonality, intellectual property, Atlassian Marketplace, Cloud and Data Center migrations, acquisitions, restructurings, macroeconomic environment, anticipated growth, market movements, market opportunity, regulatory changes and compliance, capital and liquidity needs, company culture, human capital management, legal proceedings, properties, competition, business plans, cybersecurity and data privacy, technology, including AI, and other key strategic areas, and our financial targets and financial measures. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the “Risk Factors” section of Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and elsewhere in this Annual Report on Form 10-K, as well as those that may be updated in our future filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2027, which runs from July 1, 2026 to June 30, 2027. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Our deeply interconnected portfolio of apps, AI agents, and Collections, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership and business teams. As an AI-first company, we have embedded AI capabilities across every surface of our platform, enabling organizations to orchestrate work effectively across both human and AI teammates. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, context, and workflows throughout an organization.
Since Atlassian was founded in Sydney, Australia in 2002, we’ve advanced our mission with a deep investment in product development to build innovative, high-value, and versatile apps that users love. Our software has been recognized as a leader in multiple markets and powers more than 350,000 customers worldwide. We serve organizations of all sizes, from small emerging companies to over 85% of the Fortune 500, across almost every industry, and in over 200 countries and territories.
Our product-led philosophy prioritizes delivering high-value, competitively priced software at high volume, enabling us to go to market in a unique and efficient way. We aim to grow our customer base, targeting small, medium, and large enterprises, and strategically expand our relationships with customers over time. To land new customers, we’ve engineered a frictionless flywheel with an emphasis on self-service, making it easy for customers to try and get value first and foremost and then virally expand within an organization. This allows our sales force to focus primarily on expanding and deepening strategic relationships with our existing large enterprise customers, and also allows us to operate at an exceptional scale for an enterprise software company.
Our Strategy
System of Work
Our system of work is a philosophy of how organizations should work, connecting all teams to accelerate progress and maximize team impact by providing an AI-powered shared platform for managing workflows across the entire organization.
We deliver this system of work through a connected portfolio of apps, agents, and Collections with discrete value propositions, all built on the Atlassian platform. By connecting teams with these apps, agents, and Collections, the Atlassian system of work gives all teams the right foundations so they can align work to goals, plan and track work, coordinate workflows across departments, unleash knowledge across the organization, and, for our cloud customers, put AI at the center of how work gets done – enabling human and AI teammates to collaborate through a single, governed system of work.
Atlassian Cloud Platform
The Atlassian Cloud Platform underpins our cloud app portfolio, allowing us to provide unified experiences, standardized data, and common enterprise infrastructure across all apps, agents, and teams. It is designed to break down information silos with cross-product experiences and flexible integrations, and ensures that data remains secure, compliant, private, and available with enterprise-grade centralized admin visibility and controls. It enables modern and connected experiences across teams, tools, workflows, and data, including capabilities like AI, search, and automation. The comprehensive data model, or Teamwork Graph, unifies and standardizes data across Atlassian apps, third-party tools, and teams, providing the rich organizational context that powers AI agents and cross-product workflows.
Infrastructure
The infrastructure layer of the Atlassian Cloud Platform is purpose-built to meet the evolving needs of enterprise customers, delivering performance, scale, reliability, security, compliance, and privacy. It provides a secure, enterprise-grade foundation that supports large-scale environments, ensures data protection, and enables centralized administration and controls. This robust infrastructure allows Atlassian to continuously deliver new features, power AI workloads at scale, and maintain high standards for uptime and compliance across all cloud apps. The infrastructure layer includes our AI Gateway, which provides intelligent routing across multiple AI models designed to optimize performance, cost, and latency for different workloads, enabling us to deliver AI capabilities in a provider-agnostic, enterprise-grade manner.
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
This organizational context is a critical enabler for effective AI agents and automated workflows. As AI models become increasingly commoditized, the quality of the context they operate on determines the quality of their output. The Teamwork Graph provides AI agents, whether built by Atlassian, our users, our customers, or third parties, with the relationship-aware enterprise context they need to produce accurate, relevant, and actionable results. Unlike general-purpose data repositories, the Teamwork Graph captures how people, projects, goals, and decisions connect to one another within and across teams, giving agents the ability to traverse established relationships rather than discover them from scratch.
The Teamwork Graph is self-reinforcing: it grows richer with each workflow, integration, and interaction, including those from third-party agents that connect through open protocols such as the Model Context Protocol (“MCP”) and our command-line interface (“CLI”). This openness strengthens the graph, as external agents both consume and contribute organizational context, deepening the data layer with every interaction. The value of the Teamwork Graph compounds over time as customers add more workflows, data sources, and applications to their Atlassian environment.
Rovo

Rovo is Atlassian’s AI offering, designed for teamwork rather than individual productivity alone. Powered by the Teamwork Graph, Rovo provides AI capabilities with the organizational context — the relationships between people, projects, goals, and knowledge — needed to deliver accurate, relevant, and actionable results across an enterprise’s connected workflows. Rovo consists of four platform capabilities:
•Rovo Search: Enterprise search that delivers personalized, context-aware results from Atlassian and connected third-party data sources.
•Rovo Chat: A conversational AI interface that helps teams ask questions, get trusted answers grounded in organizational knowledge, and take action across workflows.
•Rovo Agents: Specialized AI teammates — available out-of-the-box or custom-built — that perform tasks, automate workflows, and collaborate alongside human teammates within governed systems.
•Rovo Studio: A unified environment for creating agents, automations, and apps with or without code.
Platform Apps
The platform app layer of the Atlassian Cloud Platform consists of a core set of apps – including Home, Teams, Goals, Projects, Administration, and Analytics – designed to connect, align, and supercharge every team across the organization. These apps provide a unified experience and are deeply integrated to leverage shared data and context across Atlassian and third-party applications. By building common services and functionality at the platform level, we can develop and introduce new apps faster, integrate them more seamlessly, and deliver better multi-product experiences to customers.
Our Product Strategy
We have developed and acquired a broad portfolio of interconnected apps that help all teams, large and small, to plan, track, and complete their work in a modern way that is coordinated, efficient, and innovative - the Atlassian system of work. While each of our apps provides distinct functionality to the teams they serve, they share certain core attributes:
•AI at the Center - We have embedded AI capabilities across every surface of our platform experience and every app, making Atlassian an AI-first platform so our customers can unlock consistent, AI-powered productivity enhancements across their Atlassian and connected third-party applications. Centralizing AI in our platform enables seamless collaboration, actionable insights, and smarter automation for customers across their entire organization, delivering higher value. Our AI capabilities are provider-agnostic, routing AI workloads across multiple models through our AI Gateway to optimize cost, performance, and latency for each task. With AI at the center, we can also rapidly deploy new features, leverage advancements in foundational models, and enhance performance so customers receive the most optimal experience and value. As AI capabilities mature, the Atlassian platform enables organizations to transition from managing work exclusively through human teams to orchestrating a blended workforce of human and AI teammates – with the context, governance, and coordination tools to do so effectively.
•Built for All Teams - Our apps are designed to help all teams work better together and achieve more. We design simple, versatile apps that drive collaborate, transparency, and coordination across a broad range of workflows and projects – from technical development teams to business functions such as HR, finance, marketing, and legal. We believe our apps can improve any process involving teams, multiple work streams, and deadlines. For example, Jira, which enables software teams to plan, build, and ship code, is also used by thousands of business teams to manage non-technical workflows such as product design, supply chain management, expense management, and legal document review. More than 50% of users across our core apps belong to business teams.
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
•Integrated - Our apps are integrated, which means they are interconnected and designed to accelerate work between teams. For example, a developer using Bitbucket can initiate a change request that automatically appears in Jira Service Management for IT Operations to review, with context about that change linked on a Confluence page, enabling teams to deploy fast while still managing risk. Or, a marketing leader can use Loom to turn their team’s campaign brainstorm meeting into notes and action items assigned on a Confluence page, which each owner can use to seamlessly create tasks requesting assets from a Product Design team in Jira, allowing teams to go from ideas to action quickly. A Rovo agent can be assigned a service ticket in Jira Service Management, draw on connected knowledge from Confluence to diagnose the issue, and resolve it autonomously – or a third-party coding agent can receive a development task in Jira, implement the changes, and submit them for review in Bitbucket, with the full activity captured alongside the team’s work history. These same integration pathways extend to AI agents, which can participate in workflows alongside human teammates – for example, an agent assigned a task in Jira can draw on connected context from Confluence, Loom, and third-party tools to complete its work within the governed workflow.
•Open and Extensible with a Vast Ecosystem - We are dedicated to making our apps open and interoperable with a wide range of other platforms and applications that customers use, such as Microsoft, Zoom, Anthropic, Cursor, OpenAI, Salesforce, Workday, and Dropbox. Our open platform also supports more than 6,000 third-party apps and integrations available through the Atlassian Marketplace, as described further below.
We also offer multiple deployment options to meet a range of customer needs. Cloud is our primary commercial offering with a range of editions providing flexible plans, advanced administration, and robust security for most organizations. Atlassian Government Cloud is a dedicated environment designed for U.S. government agencies and contractors, meeting FedRAMP® Moderate compliance standards. Atlassian Isolated Cloud provides a single-tenant environment with dedicated compute, storage, and networking for enterprises with the strictest data protection and regulatory requirements, ensuring maximum data isolation and control. For existing customers, we also offer Data Center, a self-managed, enterprise-grade deployment option that allows customers to deploy and host Atlassian products on their own infrastructure. On September 8, 2025, we announced plans to end-of-life our Data Center products through a phased approach over a multi-year period. We are actively supporting customers through their transition to our cloud platform, where they can access the full benefits of AI, the Teamwork Graph, and continuous innovation.
Our Offerings
In recent years, we shifted from stand-alone products to a vision of apps, AI agents, and Collections. This shift represents a move from isolated, single-purpose software to integrated, modular solutions that can be adopted together through curated Collections built on the Atlassian Cloud Platform. This approach enables customers to start with the capabilities they need, expand into broader connected workflows over time, and adopt AI-driven collaboration through Collections that combine apps, agents, data, and platform services into cohesive solutions.
Apps
Our apps provide the building blocks for team collaboration and are packaged within Collections that align to customer outcomes. Apps are sold on a stand-alone basis or as part of our curated Collections. Key apps include Jira, Confluence, Loom, Jira Service Management, Rovo, Bitbucket, Compass, Jira Product Discovery, Focus, Talent, Trello, and Guard.
Agents
As AI-driven automation advances, organizations can deploy agents to perform routine and complex tasks alongside human teammates. Agents are AI-powered virtual teammates that automate tasks, solve problems, and assist decision-making by leveraging an enterprise’s context and data. Their effectiveness depends on the quality and depth of organizational context; our Teamwork Graph provides agents with a relationship-aware understanding of people, projects, goals, and workflows to operate effectively across an enterprise. Agents are available out-of-the-box, custom-built with our no-code interface, or purchased from the Atlassian Marketplace to streamline workflows, generate content, and provide expert insights across business functions. Within our platform, agents receive tasks directly in Jira, collaborate through comments alongside human teammates, and participate in governed workflows with audit trails and permissions – enabling organizations to orchestrate human and AI teammates through a single system of work. By integrating with teams, agents allow AI and people to work side by side – amplifying expertise, accelerating decision-making, and enabling teams to focus on higher-value, creative, and strategic work.

As work volume and complexity increase – driven partly by AI-accelerated software creation and expanding workflows – the need for coordination across human and AI teammates grows. Our platform provides the orchestration layer that enables organizations to manage this blended workforce, ensuring visibility, governance, and alignment across all work, whether performed by a person or an agent.
Collections
Collections are carefully curated sets of apps and agents built on the Atlassian Cloud Platform and designed to solve cross-functional customer workflows. Rather than requiring customers to evaluate and assemble individual products one at a time, Collections bring together the core apps, Rovo capabilities, shared data, administration, and platform services needed to deliver a cohesive outcome. They are intended to simplify adoption, increase connected usage across teams, and provide a clearer path for customers to expand from individual apps into broader systems of work. Our current Collections include:
•Teamwork Collection, which brings together Jira, Confluence, Loom, and Rovo in an integrated, AI-powered collaboration offering. Together, these products provide a common system of work for technology and business teams, helping customers plan and track work, align work to goals, communicate through async video, coordinate workflows across departments, and unlock organizational knowledge in a connected environment. Teamwork Collection also includes significantly higher pooled Rovo credit allowances than standalone Jira or Confluence subscriptions, giving customers more capacity to scale AI-assisted search, chat, agents, and cross-product workflows with greater predictability. By packaging these capabilities together, the Teamwork Collection enables customers to move from isolated team tools to an integrated collaboration layer for both human and AI teammates.
•Service Collection, which includes Jira Service Management, Customer Service Management, Assets, and Rovo, combines internal IT and employee service management with external customer support in a single AI-powered offering. It helps organizations intake, triage, and fulfill requests from employees and customers, detect and resolve incidents, track and manage assets, and use AI agents to deflect common questions and accelerate resolutions – delivering end-to-end service experiences across IT, HR, and customer support teams.
•Strategy Collection, which includes Jira Align, Focus, and Talent, is designed for enterprise leaders and decision-makers in technology-driven organizations to connect strategy, investment planning, and workforce planning in one system. It helps leaders define and communicate strategic priorities, align funding and teams to the highest-value outcomes, and provide clearer visibility into how work across the organization supports company objectives.
•Software Collection, which includes Rovo Dev, DX, Bitbucket, Pipelines, and Compass, brings together software planning, development, delivery, and operational workflows so engineering organizations can ship high-quality software faster with shared context across teams.
•Product Collection, which brings together Jira Product Discovery, Feedback, and Rovo capabilities for product teams, supports product teams from discovery through delivery by connecting customer insights, product prioritization, roadmaps, and execution in one coordinated system.
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
Our Business Model
Research and Development
Our research and development organization is primarily responsible for the design, development, testing, and delivery of our platform, apps, and AI capabilities, including foundational AI infrastructure and agent integration across our product portfolio. It is also responsible for our customer services platforms, including billing and support, the Atlassian Marketplace, Forge platform, and certain marketing and sales systems that power our high-velocity, low-friction distribution model.
As of June 30, 2026, over 50% of our employees were involved in research and development activities. Our research and development organization consists of talented, agile, and dynamic teams that enable the delivery of rapid innovation to our customers. Research and development activities primarily include the development and release of new apps and AI agents, enhanced AI-powered functionality across existing apps, expanded cloud platform capabilities, including the Teamwork Graph, and the integration of the latest foundational AI models to deliver intelligent automation and insights to customers. Given our focus on customer value, we work closely with our customers to understand their needs, measure user satisfaction, and incorporate the feedback that matters most from our users into our development process.
We will continue to make significant investments in research and development, with a particular emphasis on AI capabilities, agent infrastructure, and platform intelligence, to deliver increasing value to customers.
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
The following are key attributes of our unique business model that support our sales and marketing efforts:
•Innovation- and data-driven - Relative to other enterprise software companies, we invest significantly more in research and development relative to marketing and sales, focusing on product quality, AI capabilities, and platform developments that create organic customer demand. Our scale enables us to continuously test and refine every step of the customer journey, intelligently manage conversion and expansion, and tune our strategies for customer satisfaction and growth.
•Scale-oriented - Our apps drive mission-critical workflows within customers of all sizes, including enterprise customers. We offer enhanced capabilities in premium and enterprise editions of our apps, and we have strategically evolved our expansion sales motion to serve our largest customers while continuing to benefit from the data, network effects, and customer insights that emerge from serving customers at significant scale.

Sales
We land and initially expand with new customers primarily through our flywheel sales motion, leveraging our website as the primary forum for new customer engagement and support for thousands of commercial transactions daily. By focusing on an automated, easy-to-use web-based purchasing process, we enable customer self-service and data-driven targeting. This approach means we do not have to solely rely on a traditional, commissioned direct sales force until a customer reaches a specific size, thanks to the automation and efficiency built into our sales model.
We expand the relationships with our largest existing customers primarily through our direct sales force. Our sales team primarily focuses on customer-centric selling by understanding the unique needs, challenges, and goals of our existing enterprise customers. We expand these relationships by selling to more teams within an organization, selling additional Collections and apps to existing users, and upgrading customers to the higher-value editions or Collections of our cloud software.
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
Marketing
Our marketing efforts focus on growing our brand, building broader awareness, and increasing demand for our apps and Collections, particularly with enterprise customers. We invest in brand and product promotion, demand generation through direct marketing and advertising, in-person customer events, strategic partnerships, industry analyst relations, and content development to help educate the market about the benefits of our apps. We also leverage insights gathered from our users and customers to improve our targeting and, ultimately, the return on investment from our marketing activities.
Seasonality
Our business experiences seasonal fluctuations due to customer buying patterns. We expect these patterns to become more pronounced as we continue to target large enterprise customers. Our revenue fluctuates quarterly and within our quarterly financial results. In general, a higher percentage of customer sales are executed in the second and fourth quarters of our fiscal year.
Our Competition
Our apps and Collections serve teams of all sizes and across nearly every industry.
Our competitors range from large technology vendors to new and emerging businesses in each of the markets we serve, including AI-native companies and emerging startups that leverage generative AI and large language models:
•Software Teams - Our competitors include large technology vendors and smaller companies that offer project management, collaboration, and developer tools, as well as AI-native development platforms.
•Service Teams - Our competitors range from cloud vendors targeting enterprise service management teams to legacy vendors that offer service desk solutions.
•Business Teams - Our competitors range from large technology vendors offering a suite of products, to smaller companies offering point solutions for team collaboration, and general-purpose AI assistants and agents that may perform functions overlapping with our offerings.
In most cases, due to the flexibility and breadth of our apps, we co-exist within our own customer base alongside many of our competitors’ products.
The principal competitive factors in our markets include product capabilities, flexibility, total cost of ownership, ease of access and use, performance and scalability, integration, the ability to embed trusted AI across enterprise workflows, the depth and quality of organizational context available for AI-driven outcomes, customer satisfaction, and global reach. Industry analysts have recognized Atlassian as a leader in each of the markets our apps and Collections serve. We believe our product strategy, AI capabilities, proprietary context layer, distribution model, and company culture allow us to compete favorably on all these factors.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions governing access to our proprietary technology.
We registered “Atlassian” as a trademark in the United States, Australia, the EU, Russia, China, Japan, Switzerland, Norway, Singapore, Israel, Korea, and Canada, as well as other jurisdictions. We have also registered or filed for trademark registration of product-related trademarks and logos in the United States, Australia, the EU, Brazil, Russia, India, and China, and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.
As of June 30, 2026, we had 664 issued patents and have approximately 557 applications pending in the United States. We also have a number of patent applications pending before the European Patent Office. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We are the registered holder of a variety of domain names that include “Atlassian” and similar variations.
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
Human Capital Management
We believe our employees to be our greatest asset, and we strive to foster a collaborative, productive, and fun work environment. As of June 30, 2026, we had 13,301 full-time employees. We also engage temporary employees and consultants as needed to support our operations.
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
We believe in implementing a structural approach to mitigating bias and driving inclusion across how we hire, promote, and retain our people. Launched in 2022, Atlassian Employee Resource Groups (“ERGs”) play a vital role in our culture of inclusion, and over 10% of our employees now participate in one or more of our eight ERG communities. We also aim to embed bias mitigation across our hiring process, empower leaders with the training and support to build teams where members can thrive, and provide all employees with tools to support employee wellness.
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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and industry, risks related to information technology, intellectual property, data security and privacy, risks related to legal, regulatory, accounting, and tax matters, risks related to ownership of our Class A Common Stock, risks related to our indebtedness, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•Our historical rapid growth makes it difficult to evaluate our future prospects, and we may not be able to sustain our revenue growth rate or achieve long-term profitability in the future.
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
•If we are unable to develop or package new apps, agents and enhancements to our existing offerings that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
•We may encounter challenges as we develop our sales force and sales strategy.
•Our business model for our low-touch customers is based in part on a high volume of transactions and organic expansion. If this model is not effective, our business and results of operations could be harmed.
•If we are unable to develop and maintain successful relationships with our solution partners, our business, results of operations, and financial condition could be harmed.
•We invest significantly in research and development, and to the extent our research and development investments do not translate into new offerings or material enhancements to our current offerings, or if we do not use those investments efficiently, our business and results of operations would be harmed.
•If we fail to integrate our apps, agents, and products with a variety of operating systems, software applications, platforms and hardware that are developed by others, our products may become less marketable, less competitive, or obsolete and our results of operations could be harmed.
•Acquisitions, strategic investments or partnerships could disrupt our business, and we may be unable to integrate our acquisitions successfully or achieve the expected benefits of such transactions.
•If we cannot continue to expand the use of our offerings beyond our initial focus on software developers, our ability to grow our business could be harmed.
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
•Privacy concerns and laws as well as evolving regulation of cloud computing, AI products and services, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
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

•The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
•Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
•Global economic and political conditions, including macroeconomic and political events, have had, and may continue to have, an adverse impact on our business, results of operations and financial condition.

Risks Related to Our Business and Industry
Our historical rapid growth makes it difficult to evaluate our future prospects, and we may not be able to sustain our revenue growth rate or achieve long-term profitability in the future.
We have experienced rapid growth in recent years and our historical growth rate should not be considered indicative of our future performance and may decline in the future. This rapid growth also makes it more challenging to evaluate our future prospects. Our revenue growth rate has fluctuated in prior periods and, in future periods, our revenue could grow more slowly than it has in the past or decline for a number of reasons, including any reduction in demand for our apps, agents and platforms; increase in competition; challenges relating to collecting accounts receivable or collection periods; seasonality in the timing of our sales; the duration of our sales contracts; limitations on our ability to, or any decision not to, increase pricing; challenges, accounting impacts, or trends associated with the migration to our Cloud offerings; failure to capitalize on growth opportunities; contraction in our overall market; or impact from broader macroeconomic factors. We make assumptions regarding the risks and uncertainties associated with our growth as we plan and operate our business. If our assumptions are incorrect or change, or if we do not address risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
In addition, we expect our expenses to continue to increase in the near term, particularly as we continue to make investments in research and development and technology infrastructure for our Cloud offerings, expand our operations globally, expand our sales infrastructure, and develop new apps, agents and features for, and enhancements of, our existing apps and agents, including our AI offerings. As a result of these significant investments, and in particular stock-based compensation associated with our growth, we have not consistently achieved profitability as determined under U.S. generally accepted accounting principles (“GAAP”). The additional expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates and achieve long-term profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
The markets for our solutions are fragmented, rapidly evolving, highly competitive, and have relatively low barriers to entry. We face competition from a wide range of companies in each of the markets we serve, including from both large technology vendors and smaller companies that offer project management, collaboration, and developer tools; both cloud vendors targeting enterprise service management teams and legacy vendors that offer service desk solutions; and both large technology vendors that offer a suite of products and smaller companies offering point solutions for team collaboration. We also face competition from AI-native companies and emerging startups that leverage generative AI and large language models as the core foundation of their architecture, offering highly specialized, autonomous, or automated solutions that may bypass traditional business process workflows or displace established user interfaces. Some of our competitors have also made acquisitions to offer a more comprehensive product or service offering, which may allow them to compete more effectively with our offerings. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Following such consolidations, companies may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, larger enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, including AI, the evolution of our apps, agents, and Collections, and new market entrants, we expect competition to intensify in the future. For example, our competitors may develop more effective

AI products, more successfully incorporate AI into their offerings and sales strategy, gain or leverage superior access to certain AI technologies, or achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our offerings to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. Additionally, some current and potential customers have elected, and more may in the future elect, to develop or acquire their own internal collaboration and productivity software tools, including useing AI-assisted development tools or environments, that would reduce or eliminate the demand for our solutions.
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
We are investing in AI across the company and increasingly building out our AI-powered offerings, including apps, agents, and features like our Rovo platform apps. We expect AI apps, agents and features, both those we develop and those developed by third parties, to continue to be important to our offerings and our operations over time, but there can be no assurances that we will effectively develop, implement or market AI agents and features or that we will realize the desired or anticipated benefits from AI. We bear significant development and operational costs in building and supporting our AI tools and offerings, and expect these investments to continue to negatively impact our operating margins in the near term. Developing, maintaining, and deploying these technologies involves substantial risks, and we cannot guarantee that they will improve our offerings or provide benefits to our customers or business. As our business and offerings evolve to incorporate additional AI capabilities, we may be unable to effectively monetize our AI offerings or determine new methods for capitalizing on these opportunities. For example, we have made Rovo available at no additional cost to our premium, enterprise, and standard edition customers across Jira, Confluence, Jira Service Management, and Teamwork Collection. If strategies like this are not successful in helping us win new customers and retain and expand within existing customers, we may not be able to offset the investments we have made in these technologies, which would adversely impact our results of operations and financial condition.
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
While a substantial majority of our business was historically generated from customers using Server products, which are no longer available, and Data Center products, over time, our Cloud offerings have become more central to our distribution model, and this trend will continue in the future. To support this transition, we have directed a significant portion of our financial and operating resources to implement robust Cloud offerings and to migrate our existing customers to our Cloud offerings, which impact our results of operations, revenue recognition practices, and financial condition. For example, due to the higher fees associated with hosting our Cloud infrastructure, we have seen and expect to continue to see increased expenses and lower margins as customers transition to Cloud. Our strategy to provide our AI tools at no or low cost to the majority of our Cloud customers may further increase our hosting costs without corresponding revenue increases.
In September 2025, we announced plans to end-of-life our Data Center offering via our Atlassian Ascend initiative. As of March 2026, we no longer sell Data Center products to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these Data Center versions of our products in March 2029. If we are unable to offer the systems, security capabilities, or controls our Data Center customers require to migrate to our Cloud offerings, or if our customers otherwise choose not to migrate, our revenue growth and profitability will be negatively impacted. The Atlassian Ascend initiative may impact purchasing patterns among our Data Center customers in ways that create fluctuations in our quarterly financial results and impact the guidance we issue, including decisions regarding sizes of Data Center product renewals, expansions, timing of Cloud upgrades or decisions not to renew or upgrade. When we transitioned customers away from using our Server products, we offered discounts to certain of our enterprise-level Server customers as an incentive, which impacted our near-term revenue growth, and we will offer similar incentives in connection with Atlassian Ascend. Additionally, we may also be subject to additional competitive and pricing pressures for our Cloud offerings compared to our Data Center offerings, which could harm our business. Revenues recognized from our Cloud offerings are also typically lower in the initial year compared to our Data Center offerings, which may impact our near-term revenue growth rates and margins.
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
If we are unable to develop or package new apps, agents and enhancements to our existing offerings that achieve market acceptance and that keep pace with technological developments, our business and results of operations could be harmed.
Our ability to attract new customers and retain and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing offerings, to introduce and package compelling new apps or agents that reflect the changing nature of our markets, and to capitalize our apps, agents, and services, particularly our AI offerings, in new ways. The success of any enhancement to our offerings depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Any new apps or agents that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
The markets for our offerings are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our offerings in the marketplace. For example, with the development of next-generation solutions, including AI solutions, we have committed and expect to continue to commit significant resources to developing new AI apps and agents and other enhancements incorporating AI, and there is no guarantee that our investments and efforts will result in wider adoption of our offerings in the marketplace. If new technologies emerge that can deliver competitive products and services at lower prices, more efficiently, more reliably, more conveniently, or more securely, or if new products are introduced into the market that could render any of our existing offerings obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our offerings.
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
As our enterprise sales motion grows, we face increased costs, longer sales cycles, greater competition, and less predictability in completing our sales. Since the sales cycles for our enterprise offerings are multi-phased and complex, it can be unpredictable when a given sales cycle will close. For enterprise customers, the evaluation process may be longer and more involved, and require us to invest more in educating our customers about our apps, agents, Collections, services, and solutions, particularly because the decision to use our offerings is often an enterprise-wide decision. We may be required to submit more robust proposals, participate in extended proof-of-concept evaluation cycles, and engage in more extensive contract negotiations. In addition, our enterprise customers often demand more complex configurations and additional integration services and product features. Adverse macroeconomic conditions have in the past, and may in the future, cause delays in our enterprise customers’ purchasing decisions. Due to these factors, we often must devote greater sales support to certain potential enterprise customers, which increases our costs and time required, without assurance that potential customers will ultimately purchase our solutions. We also may be required to devote more resources to implementation, which increases our costs, without assurance that customers receiving these services will renew at the same level or at all. Additionally, our revenue from enterprise customers may be affected by seasonality in sales cycles, extended collection cycles, potential deferral of revenue, and alternative licensing arrangements. We expect to see these impacts increase as we grow our enterprise sales motion. An increase in enterprise sales contracts could also increase our number of or mix of multi-year sales contracts, which can also have an impact on our revenue cycles.
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
Our ability to compete may be adversely affected as competitors introduce lower-cost or free alternatives, making it more difficult to acquire new customers. Some customers may also view our offerings as discretionary purchases, which can reduce demand, especially during periods of economic uncertainty. If we are unable to sell our offerings in high volume, or if our free trial and affordable pricing strategies do not result in sufficient conversion to paid customers, our business, results of operations, and financial condition could be harmed.
If we are unable to develop and maintain successful relationships with our solution partners, our business, results of operations, and financial condition could be harmed.
We have established relationships with certain solution partners to distribute our products. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential solution partners that can drive substantial revenue and provide additional value-added services to our customers. For fiscal year 2026, we derived over 50% of our revenue from channel partners’ sales efforts.
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
In deploying and using our apps, agents and products, our customers depend on our product support teams to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We may also be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a global and vast customer base, we need to be able to provide efficient product support that meets our customers’ needs globally at scale. The number of our customers has grown significantly, and that has put additional pressure on our product support function. End customers may also reach out to us requesting support for third-party apps sold on the Atlassian Marketplace. To supplement our customer support teams, we have relied in the past, and will continue to rely on third-party vendors to fulfill requests to resolve common or frequently asked questions for Atlassian offerings. If we are unable to provide efficient product support globally at scale, including through the use of third-party vendors and self-service support, our ability to grow our operations could be harmed and we may need to hire additional support personnel, which could harm our results of operations. Certain of our customers have in the past experienced outages across their use of our apps, agents and products and it is possible that similar incidents may occur in the future. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our apps, agents, and products to existing and prospective customers, and our business, results of operations and financial condition.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new offerings or material enhancements to our current offerings, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to develop new offerings and enhance our existing offerings to address additional applications and markets. In fiscal years 2026 and 2025, our research and development expenses were 50% and 51% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business could be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling apps or agents and generate revenue, if any, from such investment. Additionally, anticipated customer demand for an offering we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of offerings that are competitive in our current or future markets, it could harm our business and results of operations.
If we fail to integrate our apps, agents, and products with a variety of operating systems, software applications, platforms and hardware that are developed by others, our products may become less marketable, less competitive, or obsolete and our results of operations could be harmed.
Our apps, agents and products must integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our apps, agents, and products to adapt to changes in hardware, software, networking, browser, and database technologies. In particular, we have developed our apps, agents, and products to be able to easily integrate with third-party applications, including the applications of software providers that compete with us, through the interaction of application programming interfaces (“APIs”), model context protocol (“MCP”), and connectors. In general, we rely on the fact that the providers of such software systems continue to allow us access to these tools to enable these customer integrations. To date, we have not relied on long-term written contracts to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers. From time to time, certain providers may claim we have failed to meet these standard terms and conditions. Our business could also be harmed if any provider:

•discontinues or limits our access to its APIs or connectors, due to a claim of breach of terms and conditions or for any other reason;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us or other application developers;
•changes how customer information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over ours.
We may also be subject to privacy risks in connection with the third-party data we collect and process through these tools and, in some instances, customers may find our administrative controls for such data use inadequate. As with any data processing, there are privacy considerations for the data we collect and process from third-party sources, and customers may seek more controls in our products around third-party integrations. We believe a significant component of our value proposition to customers is the ability to optimize and configure our apps, agents, and products with these third-party applications. If we are not permitted or able to integrate with these and other third-party applications in the future, demand for our offerings could decline and our business and results of operations could be harmed.
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
Acquisitions, strategic investments or partnerships could disrupt our business, and we may be unable to integrate our acquisitions successfully or achieve the expected benefits of such transactions.
As part of our business strategy, we have completed a number of acquisitions and strategic investments in other companies, products and technologies, and continue to evaluate additional strategic transactions. Any acquisition, investment or business relationship may result in unforeseen operating challenges and expenditures. In particular, we have and may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if we fail to retain their key employees. An acquired company’s products or services may not easily adapt to work with our offerings and transitioning the acquired technology onto our existing platforms may be difficult or result in integration delays. We may also have difficulty retaining suppliers, partners and customers of acquired companies. Our due diligence may also fail to reveal all material liabilities, shortcomings or challenges of an acquired business, including issues relating to intellectual property, litigation, employees or company culture, customers, product quality or architecture, regulatory compliance practices or tax and accounting practices. We may also be exposed to identified or unknown risks or liabilities stemming from acquisitions, including those relating to data security, vulnerabilities in cybersecurity, data privacy obligations, or breaches.
Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. We may not successfully utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Investments involve numerous risks, including the impairment of our investments or the possibility our investees will be unable to obtain future funding on favorable terms or at all. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized.
In the future, we may not be able to find suitable acquisition or strategic investment candidates, and we may not be able to complete such transactions on favorable terms, or at all. Any future acquisitions or strategic investments we complete could be viewed negatively by users, customers, developers, or investors. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our existing stockholders and impact our results of operations;
•use cash that we may need in the future to operate our business;
•incur large charges, expenses, or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay; or
•become subject to adverse tax consequences, substantial depreciation, impairment, or deferred compensation charges.
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
We have experienced rapid growth, both in terms of employee headcount and number of customers, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. We operate globally and sell our offerings to customers in over 200 countries and territories. Further, we have employees in Australia, Canada, France, Germany, India, Japan, the Netherlands, New Zealand, the Philippines, Poland, Singapore, South Korea, Turkey, the U.S., and the United Kingdom (the “UK”), and many of our employees have been with us for relatively short tenures. We plan to continue to invest in our team and to expand our operations into other countries in the future, which will place additional demands on our resources and operations. As our business expands across numerous jurisdictions, we may experience difficulties, including in hiring, training, and managing a diffuse employee base.
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
Use of our products involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information. From time to time, we have experienced unauthorized or inappropriate access to, or security breaches of, our products that result in unauthorized or inappropriate access to data and information, and the loss, compromise or corruption of such data and information. While these have not been material, there can be no assurance that future security events will not be material, and in the event of a security breach, we could suffer loss of business, severe reputational damage, adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities. In addition, we rely on third-party service providers to host or otherwise process some of such data, and there have been, and may continue to be, attacks on our third-party service providers. Failure by a third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such data can have similar adverse consequences for us. We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Our errors and omissions insurance, covering certain security and privacy damages and claim expenses, may not be sufficient to compensate for all liabilities we may incur.
Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, the techniques used to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently and are often unrecognizable until launched against a target, and therefore such measures cannot provide absolute security. We have in the past experienced breaches of our security measures and other inappropriate access to our systems. Certain of these events have resulted in unauthorized access to certain data processed through our products. Our products are at risk for future breaches and inappropriate access, including, without limitation, inappropriate access that may be caused by errors or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance, and other causes. These and other risks may be heightened by our remote-first “Team Anywhere” work environment. We have also in the past been, and may in the future be, a target of security threats, including from state actors. While these events have not materially affected our business, reputation or financial results, there is no guarantee that they will not in the future. In addition, third parties have in the past and may in the future also utilize our products and platforms for malicious purposes, such as to upload abhorrent content (including on our Loom app) or host malware, which could result in reputational harm to us and negatively impact our business, and this risk could be heightened as adoption of our AI offerings increase. Building AI into our offerings has also resulted in, and may in the future result in, security events and increased cybersecurity risks. AI technologies, particularly specialized foundational large language models, can be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and events.

As we further transition to selling our apps, agents, and products via our Cloud offerings, continue to collect more personal and sensitive information, and operate in more countries, our risks continue to increase and evolve. For instance, we rely on third-party partners to develop apps on the Atlassian Marketplace that connect with and enhance our Cloud offerings for our customers. These apps may not meet the same quality standards that we apply to our own development efforts and have in the past, and may in the future, contain bugs, vulnerabilities, or defects that pose data security risks to our customers or lead to the unauthorized access of customer data. Our ability to mandate security standards and ensure compliance by these third parties may be limited. Additionally, our products have been, and may in the future be, subject to vulnerabilities in the third-party software on which we rely. We have in the past identified a vulnerability in an open source software application we used and similar events may occur in the future and could have a material adverse effect on our business. We are likely to face increased risks that real or perceived vulnerabilities of our systems could seriously harm our business and our financial performance, by tarnishing our reputation and brand and limiting the adoption of our products.
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
Data security breach incidents also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is disclosed without authorization, accessed by unauthorized persons, lost or deleted, or otherwise impacted by a security breach. We are increasingly subject to heightened obligations, particularly as we offer products and services to public sector organizations and regulated industries, such as Federal Risk and Authorization Management Program (“FedRAMP”) and the Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S., and relevant regulated sector laws in the EU. There may be additional regulations regarding the security of such data in the future. Additionally, we may need to notify customers, governmental authorities, and/or other affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to customers, governmental authorities, and/or other individuals whose personal information has been impacted by a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We are also contractually required to notify customers or other counterparties of certain security incidents, including certain data security breaches. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
Interruptions or performance problems associated with our technology and infrastructure could harm our business and results of operations.
We rely heavily on our network infrastructure and information technology systems for our business operations, and our continued growth depends in part on the ability of our existing and potential customers to access our solutions at any time and within an acceptable amount of time. In addition, we rely almost exclusively on our websites for the downloading of, and payment for, all our apps, agents, and products. We have experienced, and may in the future experience, disruptions, data loss and corruption, outages and other performance problems with our infrastructure and websites due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related events. In some instances, we have not been able to, and in the future may not be able to, identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and websites become more complex and our user traffic increases.
If our apps, agents, products or websites are unavailable, if our users are unable to access our apps, agents, products or websites within a reasonable amount of time, or at all, or if our information technology systems for our business operations experience disruptions, delays or deficiencies, our business could be harmed. For example, we have incurred costs associated with service disruptions in the past. We also may be subject to regulations that require us to report extended services outages to governmental authorities and customers. Moreover, we provide service level commitments under certain of our paid customer cloud contracts, pursuant to which we guarantee specified minimum availability. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, results of operations, and financial condition. From time to time, we have granted, and in the future will continue to grant, credits to paid customers pursuant to, and sometimes in addition to, the terms of these agreements. For example, we have in the past incurred costs associated with offering service level credits and other concessions to certain customers who experienced outages across their use of our offerings. It is possible that large-scale outages in the future could materially and adversely impact our results of operations or financial condition. Further, disruptions, data loss and corruption, outages, and other performance problems in our cloud infrastructure may cause customers to delay or halt their transition to our Cloud offerings, to the detriment of our increased focus on our Cloud offerings, which could harm our business, results of operations and financial condition.
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
Privacy concerns and laws as well as evolving regulation of cloud computing, AI products and services, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operation.
Regulation related to the provision of services over the internet continues to evolve, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, cloud sovereignty and the collection, processing, storage, hosting, transfer, use and other processing of data. The volume, complexity and scope of these regulatory requirements may continue to increase, including in response to heightened geopolitical tensions. In the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In addition, U.S. state data privacy laws, such as the California Consumer Privacy Act as amended by the California Privacy Rights Act

(“CPRA”), and similar laws that have passed, gone into effect, or are being considered in many other U.S. states, impose obligations on us and many of our customers, potentially as both businesses and service providers.
In the European Economic Area (“EEA”) and the UK, data privacy laws and regulations, such as the European Union General Data Protection Regulation (“EU GDPR”) and United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR,” and, together with the EU GDPR, the “GDPR”), impose comprehensive obligations directly on Atlassian as both a data controller and a data processor, as well as on many of our customers, in relation to our collection, processing, sharing, disclosure and other use of personal data. Data privacy laws and regulations around the globe continue to evolve and expand, and as various jurisdictions continue to introduce legislation or regulation (such as India’s Digital Personal Data Protection Act), we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our offerings, and adversely affect our business and results of operations.
As our Cloud offerings continue to become more central to our distribution model, particularly in light of our Data Center end-of-life plans, we may face additional privacy risks, including risks stemming from regulation of cloud computing. For example, the transition to Cloud offerings may be impacted by emerging EU cloud sovereignty requirements that could disadvantage our Cloud offerings in public sector organizations and regulated industries. We may also be subject to increased data security risks as customers increasingly transition from self-managed environments to our Cloud platform. And, recent governmental actions and geopolitical developments have increased the perceived risk that our offerings, particularly in the EU, could be disrupted, suspended or terminated.
We are also subject to evolving privacy laws on cookies and similar tracking technologies and e-marketing. Certain U.S. states and foreign jurisdictions, such as Australia, Canada, and the EU, have enacted laws regulating electronic communications and data collection, some more restrictive than U.S. laws, and the placement and use of cookies and similar technologies are subject to consent requirements across several of these jurisdictions. Recent European court and regulatory decisions have intensified scrutiny around compliance with these requirements, and there has been active civil litigation alleging improper data collection through such technologies in our industry. From time to time we have been and may be subject to legal claims related to these practices. These developments could restrict our ability to process data, reach customers, and derive insights from customer data, and have in the past, and may in the future result in additional compliance and operational costs.
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
We monitor the regulatory, judicial, and legislative environment and have invested in addressing these developments. These new laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance. To date, we have not been subject to any material penalties for non-compliance with any such legal requirements, but there can be no assurance that any future penalties will not be material or significant. In addition, changes to penalties, fines, and action related to data breaches could impact our potential liability exposure. Record-breaking enforcement actions globally have shown that regulators wield their right to impose substantial fines for violations of technology regulations, and these enforcement actions could result in guidance from regulators that would require changes to our current compliance strategy.
Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements are causing increased scrutiny among customers, particularly in the public sector and highly regulated industries, and may be perceived differently from customer to customer. These developments could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data, require us to fundamentally change our business activities and practices or modify our products, or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies, including Atlassian, to transfer personal data from the EEA to the United States. Even though the CJEU decision upheld the Standard Contractual Clauses as an adequate transfer mechanism, the decision created uncertainty around the validity of all EU-to-U.S. data transfers. The EU and U.S. governments later established the EU-U.S.

Data Privacy Framework to foster EU-to-U.S. data transfers and address the concerns raised in the aforementioned CJEU decision. As recent court decisions modify the dynamics of regulatory bodies, there is uncertainty whether the EU-U.S. Data Privacy Framework may be at risk of being overturned. Certain countries outside of the EEA have also passed or are considering passing laws requiring varying degrees of local data residency. For example, statutory damages available through a private right of action for certain data breaches under the CPRA and potentially other U.S. states’ laws may increase our and our customers’ potential liability and the demands our customers place on us. As another example, more jurisdictions are considering legal frameworks on AI, a trend that may continue to increase as the EU AI Act progresses through its implementation period and several similar laws have been passed in various jurisdictions.
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
In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have experienced certain, and overall seen a trend toward, private enforcement of data protection obligations, including through private actions for alleged noncompliance, which could harm our business and negatively impact our reputation. In addition, a shift in consumers’ data privacy expectations or other social, economic, or political developments could impact the regulatory enforcement of privacy regulations, which could require our cooperation and increase the cost of compliance with the imposed regulations.
Further, any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. To date, any such actions or investigations have not been material to the Company’s operations, but there can be no assurance that any future actions or investigations will not be material or significant. Further, public scrutiny of, or complaints about, our data handling or data protection practices, may also lead to increased regulatory scrutiny or cause our customers to seek alternative products or services. Complaints about the practices of technology companies in general, even if unrelated to our business or operations, may also lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
New laws, guidance or decisions related to AI, as well as the related increased regulatory scrutiny in recent years, may limit our ability to use our AI solutions, apps, agents and features, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs or hinder our ability to improve our services. While the GDPR already provides for transparency obligations and the imposition of safeguards where automated decision-making is used in certain circumstances, a number of U.S. state data privacy laws that have passed, gone into effect, or are being considered similarly impose transparency obligations and provide the right for data subjects to opt-out of profiling that will have legal or similarly significant effects. As these laws continue to evolve, we and our customers could be exposed to additional regulatory burdens that could increase our costs, reduce usage of our apps or agents, and adversely affect our business and results of operations.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription plans entered into during previous quarters. Consequently, a decline in new or renewed licenses and subscriptions or any challenges relating to accounts receivable collections or collection periods in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our offerings, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. For example, the impact of economic uncertainties may cause customers to request concessions, including better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may in the future slow their rate of expansion or edition upgrades or reduce their number of licenses. Changes in the terms of our customer contracts, product lifecycles and the adoption and application of accounting principles relating to revenue recognition also impact our results.
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
As we continue to invest in our sales-led motion and deepen our footprint with enterprise customers, we believe we have and may continue to see increased seasonal fluctuations in the timing of when we enter into customer agreements. We believe we may have experienced in the past and may experience in the future seasonality effects due to enterprise customer budget cycles and our internal commission plans and quotas for our enterprise sales force. For instance, a higher percentage of customer sales are typically executed in the second and fourth quarters of our fiscal year. Seasonality effects may cause variability in revenue growth rates in certain quarters and within quarters. Our revenues fluctuate quarterly, and seasonality effects may cause additional fluctuations in our quarterly financial results. These fluctuations may adversely affect the market price of our Class A Common Stock.
We may require additional capital to support our operations or the growth of our business and we cannot be certain that we will be able to secure this capital on favorable terms, or at all.
We may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of revenue from our offerings, or other unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. This inability to secure additional debt or equity financing could be exacerbated in times of economic uncertainty and tighter credit. For example, during periods of higher interest rates, as has occurred in recent years in the U.S. and other regions, debt financing may become more expensive. The 2024 Credit Facility and the indenture governing our Notes (each defined below) contain certain restrictive covenants and any future debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of Atlassian. Any new equity or debt securities we issue could also have rights, preferences, and privileges senior to those of holders of our Class A Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our current and future indebtedness may limit our flexibility in obtaining additional financing and in pursuing other business opportunities or operating activities.
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of June 30, 2026, we had no outstanding revolving loans under the Credit Facility.
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
We are subject to tax in the U.S., Australia, and various other jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in transfer pricing, changes in operations, changes in nondeductible expenses, changes in excess tax benefits of stock-based compensation expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired, or income and expenses attributable to specific jurisdictions. Due to the inherent uncertainty of transfer pricing, advanced pricing agreements are prioritized for complex and material cross border transactions. The unilateral advanced pricing arrangement with the Australian Taxation Office (“ATO”) in relation to our transfer pricing arrangements between Australia and the U.S. for the tax years ended June 30, 2019 to June 30, 2025 has now expired.
We are pursuing a renewal and will continue to pursue advanced pricing arrangements in Australia and the U.S., which represent a significant portion of our intercompany transactions, and other jurisdictions to proactively manage the risk of transfer pricing disputes with tax authorities. In the absence of these arrangements, there may be additional tax liabilities in the future. In addition, in the ordinary course of our business we are subject to tax audits from various taxing authorities. Although we believe our tax positions are appropriate, the final determination of any future tax audits could be materially different from our income tax provisions, accruals and reserves. If such a disagreement were to occur, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.
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
In March 2018, the European Commission proposed a series of measures aimed at ensuring a fair and efficient taxation of digital businesses operating within the EU. As collaborative efforts by the OECD and European Commission continue, some countries have unilaterally moved to introduce their own digital service tax or equalization levy to capture tax revenue on digital services more immediately. Notably, France, Italy, Austria, Spain, the UK, and Turkey have enacted this tax, generally 2% on specific in-scope sales above a revenue threshold. The EU and the UK have established a mandate that focuses on the transparency of cross-border arrangements concerning at least one EU member state through mandatory disclosure and exchange of cross-border arrangements rules. The mandate is further extended to include certain domestic arrangements in Poland. These regulations (known as MDR in the UK and Poland and DAC 6 in the other EU countries) require taxpayers to disclose certain transactions to the tax authorities resulting in an additional layer of compliance and requiring careful consideration of the tax benefits obtained when entering into transactions that need to be disclosed.
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
We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable to the products we sell in certain jurisdictions. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes have in the past and may in the future assert that such taxes are applicable, or update legislation such that these taxes become applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements could harm our results of operations.
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
We are continually enhancing and expanding our platform and offerings with AI technology. Our development and use of AI technologies may expose us to operational challenges and security risks, legal claims, regulatory scrutiny, and reputational harm. As we develop and deploy AI technologies in our applications, products and services, including in customer-facing contexts, the speed, scale and complexity of related data processing may increase. AI technologies may be targeted or misused, or may perform in ways that are inaccurate, biased, unreliable or otherwise harmful, or that implicate personal or proprietary data in ways that may be difficult to anticipate, detect or control. Such issues could result in regulatory scrutiny, litigation, contractual disputes, loss of customer trust or reputational harm.
Inadequate or ineffective AI development, testing, deployment, content labeling, governance, monitoring or oversight, whether by us or others, could result in our AI technologies not operating as intended or with reduced functionality, reduced acceptance of our applications, products and services, or diminished confidence in the decisions, predictions, analysis or other outputs that our AI technologies produce. Such risks may be heightened as AI technologies are integrated into a broader range of our applications, products and services. This could subject us to regulatory scrutiny, competitive harm, legal liability and reputational damage.
We may rely in part on third-party models, datasets, cloud infrastructure or other technologies in developing or offering certain AI technologies. Our reliance on such third parties exposes us to risks relating to performance, availability, security vulnerabilities, intellectual property claims, licensing restrictions, cost increases or changes in terms of service. If a third-party provider modifies, suspends or terminates access to its models, data or infrastructure, or if such technologies fail to perform as expected, our ability to offer, scale or support certain AI applications may be adversely affected, and we may incur additional costs to mitigate such impacts.
We are also subject to evolving, and sometimes overlapping, global laws and regulations governing AI, including those related to privacy, data protection, intellectual property, and platform moderation. For example, the manner in which the requirements of privacy and data protection laws apply to AI technologies may conflict with our use of AI technologies. As a result, we may face increased difficulty operating these technologies, be subject to regulatory fines or penalties, be required to modify our business practices, retrain our AI systems, or even be prevented or restricted from using AI technologies altogether. New or changing legal requirements—such as the EU AI Act—may also require significant changes to our practices and increase compliance costs. Because the regulatory landscape for AI is rapidly evolving and varies by jurisdiction, we may face challenges in adapting our products and practices, and cannot predict all potential risks or liabilities related to AI use.
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
Additionally, various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our services outside of the U.S., or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. Import, export and economic sanctions laws can also change rapidly due to political events. The exportation, reexportation, and importation of our products, and the provision of services, including by our solution partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products or provide services. Complying with export control and sanctions laws can be time consuming and complex and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations. Changes in import and export laws are occurring in the jurisdictions in which we operate and we may fail to comply with new or changing regulations in a timely manner, which could result in substantial fines and penalties for us and could adversely affect our business, financial condition and results of operation.
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
Finally, as we expand our apps, agents, products, and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. For example, the regulation of emerging technologies that we develop and are otherwise incorporated into our offerings, including AI, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our plans, operations, and results. Additionally, many jurisdictions across the world are currently considering, or have already begun implementing, changes to antitrust and competition laws, regulations or their enforcement to enhance competition in digital markets and address practices by certain digital platforms that they perceive to be anticompetitive, which may impact our ability to invest in, acquire or enter into joint ventures with other entities. We are also subject to a growing number of mandatory climate-related and sustainability disclosure regimes, as further described under “Regulators’, investors’, customers’ and others’ expectations and scrutiny of our performance relating to environmental, social and governance efforts may impose additional costs and expose us to new risks” below.

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
There is an increasing focus from certain regulators, investors, customers, employees, and other stakeholders concerning sustainability matters. Any failure to meet the sustainability standards set by various constituencies may damage our reputation or otherwise harm our business or financial condition.
As sustainability best practices and reporting standards continue to develop, we expect to incur increasing costs relating to sustainability monitoring, reporting, and compliance. In recent years, there has been a proliferation of climate and other sustainability disclosure requirements at the local, national, and international levels, which have required and will continue to require significant time, effort, and resources in order to comply with differing requirements. For example, we are now subject to mandatory climate-related disclosure requirements in Australia under the Australian Sustainability Reporting Standards (including AASB S2 Climate-related Disclosures) and the Corporations Act 2001 (Cth), and we expect to become subject to additional mandatory climate and sustainability disclosure regimes in other jurisdictions in which we operate including, for example, the European Union’s Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act (SB 253) and analogous regimes in the United States and elsewhere. These regimes require us to make new and expanded disclosures regarding our climate-related governance, strategy, risk management, metrics and targets, and may differ from one another in scope, methodology, materiality threshold, and assurance requirements. Differences or perceived inconsistencies between our disclosures across these regimes, or between these disclosures and our other public statements (including our Sustainability Report) could expose us to enforcement action, private litigation, regulatory inquiry, or reputational harm. These variations may occur even where the underlying data is accurate, reflecting the application of different regulatory frameworks or the structural necessity of reporting across distinct corporate perimeters and legal entity boundaries (such as regional subsidiary-level data perimeters versus our global consolidated organizational footprint).
Additionally, our ability to achieve our public sustainability commitments including our target to achieve net-zero emissions by fiscal year 2040 and our near-term emissions reduction targets for fiscal years 2026 through 2030, depends heavily on the independent climate targets and cooperation of our third-party suppliers and cloud infrastructure vendors.
If our sustainability practices and reporting fail to meet such requirements, or if our internal data collection systems, processes, and controls are deemed insufficient to support mandatory external auditing and third-party assurance standards, we may be exposed to risks of government or regulatory enforcement, penalties, delayed disclosures or liability. We voluntarily publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for sustainability practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union and Australia, may impose stricter sustainability guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, some investors may use sustainability factors to guide their investment strategies and, in some cases, may choose not to invest in us if they do not agree with our policies and actions relating to sustainability. If our competitors’ sustainability performance is perceived to be better than ours, potential or current investors or other stakeholders may elect to engage with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding sustainability matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected. Alternatively, any negative perceptions of any perceived insufficient or overdone pursuit of any sustainability initiatives could also result in adverse impacts, including potential stakeholder engagement or litigation or other proceedings.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders and their affiliates, which will limit our other stockholders’ ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of June 30, 2026, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2026, we had 159,268,260 outstanding shares of Class A Common Stock and 94,133,617 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In October 2025, our board of directors authorized a program under which we may repurchase up to an additional $2.5 billion of our outstanding Class A Common Stock (the “2025 Share Repurchase Program”)). The 2025 Repurchase Program commenced in March 2026 following completion of a prior share repurchase program. Under the 2025 Share Repurchase Program, stock repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The 2025 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A Common Stock. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. We cannot guarantee that the 2025 Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The 2025 Share Repurchase Program could also affect the trading price of our Class A Common Stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A Common Stock. In addition, repurchasing our Class A Common Stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
In addition, the change in control repurchase event provisions of our Notes may delay or prevent a change in control of the Company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change or change in control repurchase event. As a Delaware corporation, we are also subject to provisions of the Delaware General Corporation Law, including Section 203 thereof, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, Notes or the Delaware General Corporation Law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
General Risk Factors
Global economic and political conditions, including macroeconomic and political events, have had, and may continue to have, an adverse impact on our business, results of operations and financial condition.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, increased energy and commodity price volatility, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, political instability in many parts of the world, including in the United States, Middle East, and Eastern Europe, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities, as well as U.S. federal government shutdowns, have contributed to further disruptions in global trade and have adversely affected, and may continue to adversely affect, the global economy and our business.
The impact our customers or potential customers experience from global economic and geopolitical volatility adversely affects demand for our offerings. Our future revenues rely on continued demand by existing customers and the acquisition of new customers. Current global economic and business uncertainty could cause customers to reduce the number of personnel providing development or engineering services and decrease technology spending. Changes in the macro IT spending environment may cause similar effects as well. We may see declines in expected spending from new customers or renewals and reductions in paid seats from existing customers. There may also be negative impacts to collections of accounts receivable. Some customers, particularly our small- and medium-sized customers, may reduce or delay spending, request extended payment terms or concessions, or even file for bankruptcy protection or go out of business. We may also experience elongated sales cycles, budget cuts and freezes, delays in project implementation, and increased pricing pressure from our enterprise or larger-sized customers. Any of these impacts could harm our business, results of operations, and financial condition, and also negatively impact our ability to forecast our future results.
The extent to which global economic and geopolitical factors ultimately impact our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be fully predicted at this time. There have been periods when our revenue growth rate declined, which may occur again in the future, and we have experienced volatility in the trading prices for our Class A Common Stock, which may continue in the long term. Any sustained adverse impacts from these and other macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A Common Stock. They could also heighten many of the other risks described in this “Risk Factors” section.
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
Our success depends largely upon the continued services of our executive officers and key employees. We rely on our leadership team and other key employees in the areas of research and development, products, strategy, operations, security, go-to-market, marketing, IT, support, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, our former President, Chief Financial Officer and Chief Technology Officer stepped down from their respective executive officer roles in fiscal year 2026. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they are able to terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or other key employees may harm our business.
In addition, in order to execute our growth plan, we must attract and retain highly qualified personnel. For example, we hired a new Chief Revenue Officer in fiscal year 2025, a new Chief Product and AI Officer and new Chief Financial Officer in fiscal year 2026, and a new Chief Product Officer—Enterprise & Emerging in fiscal year 2027. Competition for highly qualified personnel is intense, and many of the companies with which we compete for experienced personnel have greater resources than we have. We have from time to time experienced, and we expect to continue to experience, difficulty hiring and retaining employees with appropriate qualifications. In particular, recruiting and hiring senior product engineering personnel, especially those with experience in designing and developing software and cloud-based services or with AI and machine learning backgrounds, has been, and we expect it to continue to be, challenging. If we are unable to hire and retain talented product engineering personnel, we may be unable to scale our operations or release new apps, agents, or products in a timely fashion and, as a result, customer satisfaction with our apps, agents or products may decline. Furthermore, as we hire employees from competitors or other companies, prior employers may attempt to assert that the employees or we have breached certain legal obligations, resulting in a diversion of our time and resources.
Any reorganizational or rebalancing efforts we conduct, such as the ones in fiscal years 2023 and 2026, may have an adverse effect on our ability to attract and retain employees. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. We have experienced large fluctuations in our stock price since the end of fiscal year 2021. If the value or perceived value of our equity awards declines, it could harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations and financial condition could be harmed.
Catastrophic events may disrupt our business.
Natural disasters, pandemics, other public health emergencies, geopolitical conflicts, social or political unrest, or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. We have a large employee presence and operations in Australia and the San Francisco Bay Area of California. Australia has experienced significant wildfires and flooding that have impacted our employees. The west coast of the United States contains active earthquake zones and is often at risk from wildfires. In the event of a major earthquake, hurricane, typhoon or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack in any of the regions or localities in which we operate, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our product availability, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
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
The long-term effects of climate change on the global economy and the technology industry in particular are unclear. Nevertheless, we recognize that there are inherent climate-related risks wherever business is conducted, including both physical and transition risks. Physical risks, including but not limited to the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States, Australia and elsewhere, have the potential to disrupt our businesses, our employees, our third-party suppliers (including the third-party cloud infrastructure providers and data centers on which our products depend), and/or the businesses of our customers, and may cause us to experience extended product downtimes, higher attrition, and losses and additional costs to maintain and resume operations.
The global transition to a lower-emissions economy may also give rise to transition-related risks, including the introduction or expansion of climate-related laws and regulations, the emergence or expansion of carbon pricing mechanisms, increased costs of energy and cloud infrastructure, changing customer and stakeholder expectations, and shifts in market or stakeholder behavior related to climate change. These transition-related risks could increase our operating costs, including the costs we incur from our third-party cloud infrastructure providers, and could otherwise adversely affect our business, results of operations, and financial condition. Additionally, expanding AI workloads and inference scaling require significant data center capacity and energy consumption across our value chain; volatility in energy markets, power grid disruptions, or carbon-pricing mechanisms could increase the costs passed through by our third-party cloud infrastructure providers.

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
Cybersecurity risks are incorporated into our overall enterprise risk management program. Our Chief Technology Officer – Enterprise, Chief Trust Officer (“CTrO”) reports to our Chief Executive Officer and oversees our trust and overarching security strategy. Our Chief Information Security Officer (“CISO”) reports to our CTrO and oversees the technical identification, assessment and management of cybersecurity risks relevant to our business.
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
•Atlassian holds the following compliance certifications/attestations: ISO 27001, ISO 27018, ISO 22301, SOC 1, SOC 2, HIPAA, IRAP, and BSI C5.

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
Our CTrO leads our Trust and Security organization, focusing on maintaining customer trust and overseeing the overall security posture of the company. The CTrO’s role involves managing cybersecurity risks and reviewing whether the company’s security practices align with customer expectations and industry standards. Our CISO leads our Security organization and is responsible for all security-related activities and controls at Atlassian. This includes defining the security strategy, developing, and enforcing security standards, and managing security technologies. The CISO also oversees security operations, incident response, and oversees compliance with applicable legal and regulatory requirements. Our CTrO has served in his role since October 2023 and has experience in the cybersecurity space, including previously serving as Chief Trust Officer of a large publicly-traded enterprise software company. Our CISO has served in his role since December 2024 and also has experience in cybersecurity, including serving as Chief Information Security Officer of a large publicly-traded enterprise software company. Our CTrO and CISO oversee our efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
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
ITEM 2. PROPERTIES
As of June 30, 2026, our principal offices consist of approximately 146,000 and 122,000 square feet of leased office facilities in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively. Excluded from this amount is approximately 7,000 square feet and 132,000 square feet in Sydney, Australia and the San Francisco Bay Area, California, United States, respectively, currently subleased or available to sublease. We also lease other office facilities in the United States and Australia, as well as a number of countries in Europe and Asia. We believe that our existing facilities and offices are adequate to meet our current requirements.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Class A Common Stock
Our Class A Common Stock is traded on The Nasdaq Global Select Market under the symbol “TEAM.” Our Class B Common Stock is neither listed nor traded.
Stockholders
As of June 30, 2026, there were ten stockholders of record of our Class A Common Stock, including The Depository Trust Company, which holds shares of our Class A Common Stock on behalf of an indeterminate number of beneficial owners. As of June 30, 2026, there were three stockholders of record of our Class B Common Stock.
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
The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq Composite Index, S&P 500 Index, and the S&P 500 Systems Software Index for each of the last five fiscal years ended June 30, 2021 through June 30, 2026, assuming an initial investment of $100. Data for the Nasdaq Composite Index, the S&P 500 Index, and the S&P 500 Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Comparison of Cumulative Total Return
200
150
100
50
0
06/30/21
06/30/22
06/30/23
06/30/24
06/30/25
06/30/26
Atlassian Corporation
Nasdaq Composite
S&P 500 Index
S&P 500 Systems Software

	June 30,
	2021	2022	2023	2024	2025	2026
Atlassian Corporation	$100	$72.96	$65.33	$68.86	$79.07	$30.28
Nasdaq Composite	100	76.04	95.06	122.26	140.44	180.74
S&P 500 Index	100	88.08	103.56	127.06	144.39	174.51
S&P 500 Systems Software	100	94.38	126.20	164.09	190.30	151.22
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended June 30, 2026 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 2026	2,561	$66.54	2,561	$2,045,807
May 2026	1,077	86.97	1,077	1,952,182
June 2026	1,000	$83.57	1,000	$1,868,609
Total	4,638		4,638
(1)    In October 2025, the Board of Directors authorized a program under which the Company may repurchase up to $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program”)). The 2025 Repurchase Program commenced in March 2026 following completion of the Company’s prior share repurchase program.
(2)    Average price paid per share includes costs associated with the repurchases, when applicable.
(3)    Amounts presented exclude the 1% stock repurchase excise tax instituted under the Inflation Reduction Act.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for fiscal years 2026 and 2025, and year-to-year comparisons between fiscal years 2026 and 2025, in accordance with U.S. generally accepted accounting principles (“GAAP”). A discussion of our financial condition and results of operations for the fiscal year 2024 and year-to-year comparisons between fiscal years 2025 and 2024 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended 2025, filed on August 15, 2025.
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
Our deeply interconnected portfolio of apps, AI agents, and Collections, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership and business teams. As an AI-first company, we have embedded AI capabilities across every surface of our platform, enabling organizations to orchestrate work effectively across both human and AI teammates. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, context, and workflows throughout an organization.
We generate revenues primarily in the form of subscription fees. Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software apps in a cloud-based infrastructure that we provide (“Cloud offerings”). We also sell on-premises term license agreements for our Data Center products (“Data Center offerings”), consisting of software licensed for a specified period and support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. From time to time, we make changes to our apps and product offerings, prices, and pricing plans for our offerings, which may impact the growth rate of our revenue, and our deferred revenue balances, remaining performance obligations, and customer retention. Subscription revenue, through our Cloud and Data Center offerings, results in a large recurring revenue base.
In September 2025, we announced plans to end-of-life our Data Center offering. As of March 2026, we no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we also plan to end maintenance and support for on-premises versions of our products in March 2029. In order to support customers who face unique requirements or challenges, we will offer an approximately three-year extended maintenance period for certain customers.
In the second quarter of fiscal year 2026, we completed the acquisitions of The Browser Company of New York Inc. (“BCNY”) and A Software Company (“DX”). We believe integrating these technologies into our offerings will enhance customer value. BCNY has built a browser for enterprises optimized for SaaS applications in the AI-era. DX offers market-leading engineering intelligence that provides leaders with data-driven insights to understand how their investments are helping teams accelerate and improve their work and enhances the value of the offerings in our Collections.

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
Restructuring
During the first quarter of fiscal year 2026, we initiated a restructuring plan to reduce capacity that was no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of our products.
During the third quarter of fiscal year 2026, we initiated another restructuring plan to accelerate building the future of teamwork in the AI era. This includes self-funding further investment in key strategic priorities, such as AI and enterprise sales, reorganizing our teams to move with more focus and speed across the Atlassian System of Work, and optimizing for long-term operational efficiency and sustainability. This initiative resulted in the elimination of certain roles, which impacted approximately 10% of our workforce.
The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, have been substantially satisfied as of June 30, 2026.
As a result, we recorded total severance and other termination benefits of $203.9 million, and additional stock-based compensation of $1.4 million for the affected employees during fiscal year 2026.
In addition, we exited certain leased properties to optimize our real estate footprint and have entered, or plan to enter, into sublease agreements for these locations. As a result, we recorded total impairment charges for the related operating lease right-of-use assets and leasehold improvements of $80.0 million for the fiscal year ended 2026.
A summary of our restructuring charges for fiscal year 2026, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$45,185	$1,432	$6,647	$53,264
Research and development	108,844	—	35,650	144,494
Marketing and sales	25,110	—	26,421	51,531
General and administrative	24,778	—	11,303	36,081
Total	$203,917	$1,432	$80,021	$285,370
Refer to Note 14, “Restructuring,” in the notes of our consolidated financial statements for additional information.
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
As of June 30, 2026, we had more than 350,000 customers. If we include single-user accounts and organizations that have only adopted our free or starter offerings, the active use of our offerings extends well beyond our total customer base. Through the extensive use of our software, we are able to reach a vast number of users, gather insights to refine our offerings, and generate growing revenue by expanding within our total customer base. Customers with greater than $10,000 in Cloud ARR represent the majority of our Cloud revenue. No single customer contributed more than 5% of our total revenues during fiscal year 2026.
The following table sets forth our number of customers with greater than $10,000 in Cloud ARR as of the dates presented:

	As of
	June 30, 2024	June 30, 2025	June 30, 2026
Number of customers with greater than $10,000 in Cloud ARR	45,842	51,978	57,334
Subscription ARR
Subscription ARR is the annual recurring revenue from subscription agreements to our Cloud and Data Center offerings at a point in time. It reflects the annualized value of active subscriptions, including recurring revenue from upgrades and add-ons, but excludes one-time fees. For monthly subscriptions, ARR is calculated by multiplying monthly recurring revenue by 12. ARR should be viewed independently of revenue and does not represent our revenue under GAAP, as it is an operational metric that can be affected by contract start and end dates, renewal rates, and the timing of invoices. Subscription ARR as of June 30, 2026 and 2025 were $6,606 million and $5,382 million, respectively.
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

	Fiscal Year Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,353,135	$1,460,393
Less: Capital expenditures	(34,060)	(44,850)
Free cash flow	$1,319,075	$1,415,543
Free cash flow decreased by $96.5 million for fiscal year 2026 compared to fiscal year 2025. The decrease in free cash flow was primarily attributable to a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was primarily driven by an increase in cash paid to employees, including payments made under restructuring plans, vendors, and a decrease in interest received, partially offset by an increase in cash received from customers.
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
In September 2025, we announced plans to end-of-life our Data Center offering. As of March 2026, we no longer sell term licenses to new customers, and we will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, we plan to end maintenance and support for these on-premises versions of our products in March 2029.
We expect subscription revenue, specifically from our Cloud offerings, to increase and continue to be our primary driver of revenue growth. We expect our revenue to fluctuate quarterly and within our quarterly financial results based on customer buying patterns.
Other Revenues
Other revenues primarily include fees received for sales of third-party apps in the Atlassian Marketplace. Advisory services and training services are also included in other revenues. Revenues from the sale of third-party apps via Atlassian Marketplace is recognized on the date of product delivery given that all of our obligations have been met at that time and on a net basis as we function as the agent in the relationship. Revenues from advisory services is recognized over the time period that the customer has access to the service. Revenues from consulting and training is recognized over time as the services are performed.
Cost of Revenues
Cost of revenues primarily consists of expenses related to third-party hosting fees, including expenses related to our Cloud infrastructure and AI inference incurred through our customer’s usage of our AI tools, compensation expenses for our employees, including stock-based compensation, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, payment processing fees, consulting and contractors costs associated with our customer support and infrastructure service teams, and facilities and related overhead costs.
We expect cost of revenues to increase as we continue to invest in our cloud-based infrastructure and AI to support our Cloud customers and their related AI usage.
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
We expect gross margin to decline slightly, driven by the mechanical drag on total revenue growth in fiscal year 2027 as we lap the greater upfront term license revenue recognized in fiscal year 2026, revenue mix shift from Data Center offerings to Cloud offerings and increases in cost of revenues to support our increasing number of Cloud customers and their related AI usage, partially offset by the continued optimization of our Cloud infrastructure and support costs.
Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries, bonuses, stock-based compensation, and employee benefit costs.
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, facilities and related overhead costs, third-party hosting fees, including expenses related to our Cloud infrastructure and AI inference, and consulting and contractor costs associated with our software development teams. We continue to focus our research and development efforts on building new apps and AI agents, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our Cloud infrastructure, and advancing our artificial intelligence capabilities.
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
We allocate the transaction price for each contract to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. We use judgment in determining the SSP for products and services. We typically determine an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. When observable prices are available for products or services sold separately in comparable circumstances to similar customers, we use those prices to determine SSP. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include market conditions, pricing strategies, the life of the software, and other observable inputs to estimate the price we would charge if the products and services were sold separately.
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical assumptions used to estimate the fair value of intangible assets include forecasted revenue, revenue growth rate, and discount rate. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, but not later than one year from the acquisition date.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Fiscal Year Ended June 30,
	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Subscription	$6,262,194	95%	$4,930,604	95%
Other	310,114	5	284,700	5
Total revenues	6,572,308	100	5,215,304	100
Cost of revenues	996,830	15	894,851	17
Gross profit	5,575,478	85	4,320,453	83
Operating expenses:
Research and development	3,269,257	50	2,669,312	51
Marketing and sales	1,541,178	24	1,134,535	22
General and administrative	754,688	11	646,998	12
Total operating expenses	5,565,123	85	4,450,845	85
Operating income (loss)	10,355	—	(130,392)	(2)
Other expense, net	(8,565)	—	(50,277)	(1)
Interest income	69,710	1	112,324	2
Interest expense	(49,450)	(1)	(30,550)	(1)
Income (loss) before income taxes	22,050	—	(98,895)	(2)
Provision for income taxes	(75,878)	(1)	(157,792)	(3)
Net loss	$(53,828)	(1)%	$(256,687)	(5)%
Fiscal Years Ended June 30, 2026 and 2025
Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Subscription	$6,262,194	$4,930,604	$1,331,590	27%
Other	310,114	284,700	25,414	9
Total revenues	$6,572,308	$5,215,304	$1,357,004	26%
Total revenues increased $1.4 billion, or 26%, in fiscal year 2026 compared to fiscal year 2025. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in fiscal year 2026, over 90% was attributable to sales to customer accounts existing on or before June 30, 2025.
Subscription revenues increased $1.3 billion, or 27%, in fiscal year 2026 compared to fiscal year 2025. The increase in subscription revenues was primarily attributable to paid seat expansion from our existing customers and price increases.
Other revenues increased $25.4 million, or 9%, in fiscal year 2026 compared to fiscal year 2025. The increase in other revenues was primarily attributable to an increase of $21.4 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cloud	$4,410,627	$3,447,427	$963,200	28%
Data Center	1,830,941	1,467,167	363,774	25
Marketplace and other	330,740	300,710	30,030	10
Total revenues	$6,572,308	$5,215,304	$1,357,004	26%
Total revenues by geography were as follows:

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Americas	$3,166,368	$2,516,901	$649,467	26%
EMEA	2,692,588	2,123,971	568,617	27
Asia Pacific	713,352	574,432	138,920	24
Total revenues	$6,572,308	$5,215,304	$1,357,004	26%
Cost of Revenues

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cost of revenues	$996,830	$894,851	$101,979	11%
Gross margin	85%	83%
Cost of revenues increased $102.0 million, or 11%, in fiscal year 2026 compared to fiscal year 2025. The overall increase was primarily attributable to an increase of $87.0 million in hosting fees paid to third-party providers, and an increase of $38.4 million in amortization expense, partially offset by a decrease of $56.2 million in compensation expense for employees (which includes a decrease of $12.6 million in stock-based compensation), and a decrease of $19.6 million in fees paid for consulting and other professional services. In addition, we recorded restructuring charges of $53.2 million in fiscal year 2026, which were comprised of $46.6 million of severance and other termination benefits, and $6.6 million of impairment charges for lease and leasehold improvements.
Operating Expenses
Research and development

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Research and development	$3,269,257	$2,669,312	$599,945	22%
Research and development expenses increased $599.9 million, or 22%, in fiscal year 2026 compared to fiscal year 2025. The overall increase was primarily attributable to an increase of $439.4 million in compensation expenses for employees (which includes an increase of $206.5 million in stock-based compensation). In addition, we recorded restructuring charges of $144.4 million in fiscal year 2026, which were comprised of $108.8 million of severance and other termination benefits, and $35.6 million of impairment charges for lease and leasehold improvements.
Marketing and sales

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Marketing and sales	$1,541,178	$1,134,535	$406,643	36%
Marketing and sales expenses increased $406.6 million, or 36%, for fiscal year 2026 compared to fiscal year 2025. The overall increase was primarily attributable to an increase of $225.3 million in compensation expenses for employees (which includes an increase of $38.1 million in stock-based compensation), and an increase of $78.5 million in advertising and marketing program expenses. In addition, we recorded restructuring charges of $51.5 million in the fiscal year 2026, which were comprised of $26.4 million of impairment charges for lease and leasehold improvements, and $25.1 million of severance and other termination benefits.

General and administrative

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
General and administrative	$754,688	$646,998	$107,690	17%
General and administrative expenses increased $107.7 million, or 17%, in fiscal year 2026 compared to fiscal year 2025. The overall increase was primarily attributable to an increase of $59.2 million in compensation expenses for employees (which includes an increase of $10.9 million in stock-based compensation). In addition, we recorded restructuring charges of $36.1 million in fiscal year 2026, which were comprised of $24.8 million of severance and other termination benefits, and $11.3 million of impairment charges for lease and leasehold improvements.
Other expense, net

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Other expense, net	$(8,565)	$(50,277)	$41,712	(83)%
Other expense, net decreased $41.7 million, or (83)%, in fiscal year 2026 compared to fiscal year 2025. The overall decrease in other expense was primarily attributable to an increase of $25.3 million in net gains on public and private equity investments and a decrease of $20.4 million in expenses related to our share of loss from an equity method investment.
Interest income

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest income	$69,710	$112,324	$(42,614)	(38)%
Interest income decreased $42.6 million, or 38%, in fiscal year 2026 compared to fiscal year 2025. The decrease was primarily attributable to a decrease in investment income as a result of decreased invested cash balances and declining interest rates.
Interest expense

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest expense	$(49,450)	$(30,550)	$(18,900)	62%
Interest expense increased $18.9 million, or 62%, in fiscal year 2026 compared to fiscal year 2025. The increase was primarily attributable to the amortization of interest rate swap contracts.
Provision for income taxes

	Fiscal Year Ended June 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Provision for income taxes	$(75,878)	$(157,792)	$81,914	*
Effective tax rate	*	*
*    Not meaningful
The provision for income taxes decreased by $81.9 million in fiscal year 2026 compared to fiscal year 2025. This decrease was primarily attributable to the change in valuation allowance on Australian deferred tax assets related to deferred revenue recognition.
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
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”), which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing the immediate expensing of qualifying domestic research and development costs and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in fiscal 2026 and others in the subsequent years. The changes had an immaterial impact on our provision for income taxes for our fiscal year 2026. We will continue to monitor any developments and guidance related to OBBBA.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate and is effective for our fiscal year 2026. As of June 30, 2026, the global minimum tax did not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents totaling $1.2 billion and accounts receivables totaling $1.3 billion. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.
Our cash flows from operating activities, investing activities, and financing activities for fiscal years 2026 and 2025 were as follows:

	Fiscal Year Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$1,353,135	$1,460,393
Net cash used in investing activities	(806,893)	(342,322)
Net cash used in financing activities	(1,800,485)	(782,582)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10,233)	151
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,264,476)	$335,640
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities decreased by $107.3 million for fiscal year 2026, compared to fiscal year 2025. The net decrease was primarily attributable to an increase in cash paid to employees, including payments made under restructuring plans, vendors, and a decrease in interest received, partially offset by an increase in cash received from customers.
Net cash used in investing activities increased by $464.6 million for fiscal year 2026, compared to fiscal year 2025. The net increase was primarily attributable to an increase in cash consideration paid for acquisitions, net of cash acquired, of approximately $1.2 billion, partially offset by an increase in net inflows of $689.8 million related to marketable securities activity, and an increase in net inflows of $49.4 million related to strategic investment activity. Net cash used in financing activities increased by $1.0 billion for fiscal year 2026, compared to fiscal year 2025. The net cash used in financing activities was primarily attributable to an increase in repurchases of Class A Common Stock of $1.0 billion.

Material Cash Requirements
Debt
As of June 30, 2026, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes” and together with the 2029 Notes, the “Notes”). The Notes will mature on May 15, 2029 and May 15, 2034, respectively. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year. Refer to Note 11, “Debt,” to our consolidated financial statements for additional information.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1.0 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of June 30, 2026, there were no borrowings under the 2024 Credit Facility. Refer to Note 11, “Debt,” to our consolidated financial statements for additional information.
Share Repurchase Program
In September 2024, the Board of Directors authorized a program to repurchase up to $1.5 billion of our outstanding Class A Common Stock (the “2024 Repurchase Program”). The 2024 Share Repurchase Program commenced in April 2025 following completion of the previous share repurchase program. The 2024 Repurchase Program was completed in March 2026. In October 2025, the Board of Directors authorized a new program under which we may repurchase up to an additional $2.5 billion of our outstanding Class A Common Stock (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”). The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program.
During fiscal year 2026, we repurchased approximately 19.1 million shares of our Class A Common Stock for approximately $1.8 billion at an average price per share of $94.31 through the Repurchase Programs. The 1% excise tax instituted by the Inflation Reduction Act is excluded in the total repurchase cost and average price paid. All repurchases were made in open market transactions. As of June 30, 2026, $1.9 billion of our Class A Common Stock remained available for repurchase under the 2025 Repurchase Program. Refer to Note 16, “Stockholders’ Equity,” to our consolidated financial statements for additional information.
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
As of June 30, 2026, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for fiscal years 2026 and 2025 (in thousands, except percentage and per share data):

	Fiscal Year Ended June 30,
	2026	2025
Gross profit
GAAP gross profit	$5,575,478	$4,320,453
Plus: Stock-based compensation	70,385	83,017
Plus: Amortization of acquired intangible assets	78,906	40,508
Plus: Restructuring charges (1)	52,620	—
Non-GAAP gross profit	$5,777,389	$4,443,978
Gross margin
GAAP gross margin	85%	83%
Plus: Stock-based compensation	1	2
Plus: Amortization of acquired intangible assets	1	—
Plus: Restructuring charges (1)	1	—
Non-GAAP gross margin	88%	85%
Operating income
GAAP operating income (loss)	$10,355	$(130,392)
Plus: Stock-based compensation	1,605,129	1,362,222
Plus: Amortization of acquired intangible assets	101,486	55,517
Plus: Restructuring charges (1)	279,509	—
Non-GAAP operating income	$1,996,479	$1,287,347
Operating margin
GAAP operating margin	—%	(3)%
Plus: Stock-based compensation	24	27
Plus: Amortization of acquired intangible assets	2	1
Plus: Restructuring charges (1)	4	—
Non-GAAP operating margin	30%	25%
Net income
GAAP net loss	$(53,828)	$(256,687)
Plus: Stock-based compensation	1,605,129	1,362,222
Plus: Amortization of acquired intangible assets	101,486	55,517
Plus: Restructuring charges (1)	279,509	—
Less: Income tax adjustments (2)	(406,084)	(185,107)
Non-GAAP net income	$1,526,212	$975,945
Net income per share
GAAP net loss per share - diluted	$(0.21)	$(0.98)
Plus: Stock-based compensation	6.16	5.15
Plus: Amortization of acquired intangible assets	0.39	0.20
Plus: Restructuring charges (1)	1.07	—
Less: Income tax adjustments (2)	(1.56)	(0.69)
Non-GAAP net income per share - diluted	$5.85	$3.68
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net loss per share	260,163	261,787
Plus: Dilution from dilutive securities (3)	633	3,407
Weighted-average shares used in computing diluted non-GAAP net income per share	260,796	265,194
Free cash flow
GAAP net cash provided by operating activities	$1,353,135	$1,460,393
Less: Capital expenditures	(34,060)	(44,850)
Free cash flow	$1,319,075	$1,415,543

(1) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the fiscal year 2026.
(2) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal years 2026 and 2025, we determined the projected non-GAAP tax rate to be 24% and 26%, respectively. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(3) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for fiscal years 2026 and 2025 because the effect would have been anti-dilutive.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Exchange Risk
We operate globally and are exposed to foreign exchange risk arising from exposure to various currencies in the ordinary course of business. Our exposures primarily consist of the Australian dollar, Indian rupee, Euro, British pound sterling, Japanese yen, Philippine peso, Canadian dollar, Polish zloty, and New Zealand dollar. Foreign exchange risk arises from commercial transactions and recognized financial assets and liabilities denominated in a currency other than the U.S. dollar. Our financial risk management policy is reviewed annually by the Audit Committee of our Board of Directors and requires us to monitor our foreign exchange exposure on a regular basis.
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
A sensitivity analysis performed on our hedging portfolio as of June 30, 2026 and 2025 indicated that a hypothetical 10% strengthening or weakening of the U.S. dollar against the foreign currencies applicable to our business would decrease or increase the fair value of our foreign currency contracts by $91.6 million and $102.2 million, respectively.

Interest Rate Risk
Our cash equivalents and investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates. As of June 30, 2026, we had cash and cash equivalents totaling $1.2 billion. A sensitivity analysis performed on our portfolio as of June 30, 2026 and 2025 indicated that a hypothetical 100 basis point increase or decrease in interest rates did not have a material impact to market value of our investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
On May 15, 2024, we issued $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). As of June 30, 2026, we had $985.6 million of Notes, net of unamortized discount and issuance costs, outstanding. The Notes have fixed annual interest rates, and therefore, we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Notes are exposed to interest rate risk. Generally, the fair values of the Notes will increase as interest rates fall and decrease as interest rates rise.

On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We are subject to risk due to changes in interest rates in respect of any borrowings made under our 2024 Credit Facility, which has a floating interest rate. As of June 30, 2026, we had no outstanding loans under the 2024 Credit Facility. Refer to Note 11, “Debt,” to our consolidated financial statements for additional information.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
ATLASSIAN CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atlassian Corporation (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 14, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit
We obtained an understanding of the process for revenue recognition by performing a walkthrough. We also evaluated the design and tested the operating effectiveness of the Company’s internal controls over the assessment of terms and conditions of contracts, which included the internal controls over the determination of SSP for the identified performance obligations.
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

Valuation of developed technology intangible asset in the acquisition of A Software Company

Description of the Matter
As described in Note 7 to the consolidated financial statements, the Company acquired A Software Company (“DX”) during fiscal 2026 for total purchase price consideration of $720.4 million. In connection with this acquisition, management recognized a developed technology intangible asset of $138.0 million. The valuation of the developed technology intangible asset is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining their estimated fair value. In particular, the fair value estimate for the acquired developed technology intangible asset is sensitive to changes in assumptions for forecasted revenue, revenue growth rate, and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the fair value of the developed technology intangible asset. This included controls over management’s development of the assumptions described above.
To test management’s estimate of the fair value of the developed technology intangible asset, we performed audit procedures that included, among others, evaluating the significant assumptions used by the Company to develop the forecasted revenue, revenue growth rate, and discount rate, including validating the completeness and accuracy of the underlying data supporting the significant assumptions. We performed sensitivity analyses to evaluate the changes in the fair value of the developed technology intangible asset that would result from changes in the assumptions and compared the more sensitive significant assumptions used by management to the current results of the acquired business and to current industry and competitor data. In addition, we involved our valuation professionals to assist in our evaluation of the methodology used by the Company and the significant assumptions underlying the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
San Francisco, California
August 14, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlassian Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Atlassian Corporation’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlassian Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company and our report dated August 14, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
August 14, 2026

ATLASSIAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,239,512	$2,512,874
Marketable securities	—	424,268
Accounts receivable, net	1,269,947	778,302
Prepaid expenses and other current assets	287,663	175,793
Total current assets	2,797,122	3,891,237
Non-current assets:
Property and equipment, net	86,302	105,118
Operating lease right-of-use assets	114,059	169,127
Strategic investments	213,147	221,942
Intangible assets, net	432,258	244,840
Goodwill	2,302,739	1,304,445
Deferred tax assets	4,088	3,762
Other non-current assets	153,814	101,499
Total assets	$6,103,529	$6,041,970
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$262,609	$222,092
Accrued expenses and other current liabilities	764,579	681,601
Deferred revenue, current portion	2,495,431	2,227,002
Operating lease liabilities, current portion	48,509	50,164
Total current liabilities	3,571,128	3,180,859
Non-current liabilities:
Deferred revenue, net of current portion	166,260	254,252
Operating lease liabilities, net of current portion	194,841	201,483
Long-term debt	989,560	987,684
Deferred tax liabilities	27,853	23,881
Other non-current liabilities	95,445	48,157
Total liabilities	5,045,087	4,696,316
Commitments and contingencies (Note 12)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 159,268,260 and 165,949,196 issued and outstanding at June 30, 2026 and 2025, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 94,133,617 and 97,030,987 issued and outstanding at June 30, 2026 and 2025, respectively	1	1
Additional paid-in capital	7,180,851	5,574,290
Accumulated other comprehensive income (loss)	(17,034)	13,226
Accumulated deficit	(6,105,378)	(4,241,865)
Total stockholders’ equity	1,058,442	1,345,654
Total liabilities and stockholders’ equity	$6,103,529	$6,041,970
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2026	2025	2024
Revenues:
Subscription	$6,262,194	$4,930,604	$3,924,389
Other	310,114	284,700	434,214
Total revenues	6,572,308	5,215,304	4,358,603
Cost of revenues (1) (2)	996,830	894,851	803,495
Gross profit	5,575,478	4,320,453	3,555,108
Operating expenses:
Research and development (1) (2)	3,269,257	2,669,312	2,184,111
Marketing and sales (1) (2)	1,541,178	1,134,535	877,497
General and administrative (1)	754,688	646,998	610,577
Total operating expenses	5,565,123	4,450,845	3,672,185
Operating income (loss)	10,355	(130,392)	(117,077)
Other expense, net	(8,565)	(50,277)	(30,916)
Interest income	69,710	112,324	96,663
Interest expense	(49,450)	(30,550)	(34,077)
Income (loss) before income taxes	22,050	(98,895)	(85,407)
Provision for income taxes	(75,878)	(157,792)	(215,112)
Net loss	$(53,828)	$(256,687)	$(300,519)
Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.21)	$(0.98)	$(1.16)
Diluted	$(0.21)	$(0.98)	$(1.16)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders:
Basic	260,163	261,787	259,133
Diluted	260,163	261,787	259,133
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$71,817	$83,017	$71,691
Research and development	1,143,944	937,440	712,409
Marketing and sales	206,368	168,270	137,347
General and administrative	184,432	173,495	159,986
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$78,906	$40,508	$36,988
Research and development	374	374	374
Marketing and sales	22,206	14,635	12,386
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended June 30,
	2026	2025	2024
Net loss	$(53,828)	$(256,687)	$(300,519)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustment	(11,576)	3,639	(2,270)
Net change in unrealized gain (loss) on marketable and privately held debt securities	(345)	1,032	314
Net loss on cash flow hedging derivative instruments	(18,339)	(16,745)	(6,746)
Other comprehensive loss, before tax	(30,260)	(12,074)	(8,702)
Income tax effect	—	—	—
Other comprehensive loss, net of tax	(30,260)	(12,074)	(8,702)
Total comprehensive loss, net of tax	$(84,088)	$(268,761)	$(309,221)
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	152,437	$2	105,124	$1	$3,130,631	$34,002	$(2,509,964)	$654,672
Common stock issued	5,000	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	4,112	—	(4,112)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,081,433	—	—	1,081,433
Repurchases of Class A Common Stock	(2,161)	—	—	—	—	—	(394,033)	(394,033)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,702)	—	(8,702)
Net loss	—	—	—	—	—	—	(300,519)	(300,519)
Balance at June 30, 2024	159,388	2	101,012	1	4,212,064	25,300	(3,204,516)	1,032,851
Common stock issued	6,473	—	—	—	4	—	—	4
Conversion from Class B Common Stock to Class A Common Stock	3,981	—	(3,981)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,362,222	—	—	1,362,222
Repurchases of Class A Common Stock	(3,982)	—	—	—	—	—	(780,662)	(780,662)
Other comprehensive loss, net of tax	—	—	—	—	—	(12,074)	—	(12,074)
Net loss	—	—	—	—	—	—	(256,687)	(256,687)
Balance at June 30, 2025	165,860	2	97,031	1	5,574,290	13,226	(4,241,865)	1,345,654
Common stock issued	8,273	—	—	—	—	—		—
Conversion from Class B Common Stock to Class A Common Stock	2,897	—	(2,897)	—	—	—		—
Stock-based compensation	—	—	—	—	1,606,561	—		1,606,561
Repurchases of Class A Common Stock	(19,117)	—	—	—	—	—	(1,809,685)	(1,809,685)
Other comprehensive loss, net of tax	—	—	—	—	—	(30,260)	—	(30,260)
Net loss	—	—	—	—	—	—	(53,828)	(53,828)
Balance at June 30, 2026	157,913	$2	94,134	$1	$7,180,851	$(17,034)	$(6,105,378)	$1,058,442
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(53,828)	$(256,687)	$(300,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,668	92,375	78,738
Stock-based compensation	1,606,561	1,362,222	1,081,433
Impairment charges for leases and leasehold improvements	80,316	—	—
Deferred income taxes	(23,080)	4,050	119
Gain on a non-cash sale of a controlling interest of a subsidiary	—	—	(1,378)
Amortization of interest rate swap contracts	(7,163)	(26,344)	(4,166)
Net loss (gain) on strategic investments	(22,029)	22,994	13,337
Net foreign currency loss (gain)	6,182	(2,494)	2,301
Other	1,507	(532)	1,305
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(484,465)	(150,035)	(148,469)
Prepaid expenses and other assets	(155,832)	(85,385)	(3,122)
Accounts payable	41,907	42,873	18,150
Accrued expenses and other liabilities	69,077	90,988	158,123
Deferred revenue	153,314	366,368	552,307
Net cash provided by operating activities	1,353,135	1,460,393	1,448,159
Cash flows from investing activities:
Business combinations, net of cash acquired	(1,228,875)	(14,245)	(847,767)
Purchases of property and equipment	(34,060)	(44,850)	(33,112)
Purchases of strategic investments	(9,250)	(27,430)	(14,400)
Purchases of marketable securities	(67,259)	(411,635)	(248,897)
Proceeds from maturities of marketable securities	144,125	144,878	116,537
Proceeds from sales of marketable securities	352,093	5,893	41,514
Proceeds from sales of strategic investments	36,333	5,067	22,379
Net cash used in investing activities	(806,893)	(342,322)	(963,746)
Cash flows from financing activities:
Repayment of Term Loan	—	—	(1,000,000)
Proceeds from issuance of debt, net of issuance cost	—	—	987,039
Repurchases of Class A Common Stock	(1,800,485)	(779,439)	(395,256)
Other	—	(3,143)	—
Net cash used in financing activities	(1,800,485)	(782,582)	(408,217)
Effect of foreign exchange rate changes on cash and cash equivalents	(10,233)	151	(1,989)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,264,476)	335,640	74,207
Cash, cash equivalents, and restricted cash at beginning of period	2,513,762	2,178,122	2,103,915
Cash, cash equivalents, and restricted cash at end of period	$1,249,286	$2,513,762	$2,178,122

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,239,512	$2,512,874	$2,176,930
Restricted cash included in other non-current assets	9,774	888	1,192
Total cash, cash equivalents, and restricted cash	$1,249,286	$2,513,762	$2,178,122

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$160,706	$180,470	$253,828
Interest paid	54,320	54,268	61,339
Received from interest rate swap contracts	—	—	(65,734)
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other liabilities	19,538	10,523	1,263
Repurchases of Class A Common Stock and related excise tax liability included in accrued expenses and other current liabilities	13,366	4,167	2,943
Debt issuance costs included in accrued expenses and other current liabilities	—	—	1,344
The above consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
Atlassian Corporation (the “Company”) is a global technology company with a mission to unleash the potential of every team. The Company’s team collaboration software enables organizations to connect all teams through a system of work that unlocks productivity at scale. The Company’s portfolio of interconnected apps, AI agents, and products, each with discrete value propositions, delivers solutions for software teams, IT operations and support teams, leadership, and business teams. The Company puts AI at the center of its portfolio to enhance teamwork for users across apps and Collections, a carefully curated set of apps and agents designed to solve complex tasks. These apps, agents, and Collections are all built on the Atlassian Cloud Platform and data model: a common technology foundation that seamlessly connects teams, information, and workflows throughout an organization.
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2026, for example, refer to the fiscal year ended June 30, 2026.
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
The CODM uses consolidated net loss to allocate resources, including headcount, and make business investment decisions during the Company’s budgeting process. The CODM also uses consolidated net loss to assess performance by comparing the consolidated results to forecasts. Significant segment expenses are organized by function and are presented on the consolidated statements of operations. Other segment items included in consolidated net loss are: other income and expense, net, interest income, interest expense, and the provision for income taxes, which are reflected in the consolidated statements of operations.
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

Subscription Revenues
Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use the Company’s software in a cloud-based-infrastructure that the Company provides. The Company also sells on-premises term license agreements for its Data Center offerings, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues are driven primarily by the number and size of active licenses, the type of deployment, and the price of the licenses. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center offerings, the Company recognizes revenue upfront for the portion that relates to the delivery of the term license, and the revenue related to support is recognized ratably as the services are performed over the term of the arrangement.
In September 2025, the Company announced plans to end-of-life its Data Center offering. As of March 2026, the Company no longer sells term licenses to new customers, and will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, the Company plans to end maintenance and support for these on-premises versions of its products in March 2029.
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
As of June 30, 2026 and 2025, the Company had restricted cash of $9.8 million and $0.9 million, respectively, primarily used for the benefit of employees through a deferred compensation plan and future payments of voluntary disability insurance claims. Restricted cash was not available for use in the Company’s operations and is included in other non-current assets in the Consolidated Balance Sheets.
Accounts Receivable, net
The Company records trade accounts receivable at the invoice value, and such receivables are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company makes estimates of expected credit and collectability trends based on an assessment of various factors including historical credit loss experience, adjusted for forward-looking factors specific to the debtors and the economic environment that may affect the Company’s ability to collect from customers. The allowance for credit losses and write offs were not material for each of the periods ended June 30, 2026, 2025 and 2024.
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

During fiscal year 2026, the Company held equity securities in publicly-traded entities for which the Company did not have a controlling interest. Investments in publicly traded equity securities were recorded at fair value with changes in the fair value of the investments recorded in other income (expense), net in the Consolidated Statements of Operations. The Company did not hold any publicly traded equity securities as of June 30, 2026.
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
For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2026, the Company has one investment in an unconsolidated VIE for which it exercises significant influence over their operations and accordingly accounts for it as an equity method investment.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method to allocate the cost over the estimated useful lives. The estimated useful lives for each asset class are as follows:

Equipment	3 years
Computer hardware and computer-related software	3 - 5 years
Furniture and fittings	5 years
Leasehold improvements	Shorter of the remaining lease term or 7 years
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
The Company did not have any finance lease arrangements for fiscal years 2026, 2025, and 2024.
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
The estimated useful lives for each intangible asset class are as follows:

Patents, trademarks, and other rights	3 - 12 years
Customer relationships	3 - 10 years
Acquired developed technology	3 - 7 years
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
Defined Contribution Plan
The Company offers various defined contribution plans for its U.S. and non-U.S. employees. The Company matches a portion of employee contributions each pay period, subject to maximum aggregate matching amounts, or contributes based on local legislative rates for eligible employees. Total defined contribution plan expense was $137.3 million, $114.5 million, and $96.3 million for fiscal years 2026, 2025, and 2024, respectively.
Advertising Costs
Advertising costs are expensed as incurred as a component of marketing and sales expense in the Consolidated Statements of Operations. Advertising expense was $206.4 million, $153.1 million, and $100.2 million for fiscal years 2026, 2025, and 2024, respectively.
Research and Development
Research and development costs are expensed as incurred and consist of the employee, software, and hardware costs incurred for the development of new apps, AI agents and products, enhancements and updates of existing offerings and quality assurance activities. The costs incurred for the development of the Company’s cloud-based platform and internal use software are evaluated for capitalization during the development phase. The Company did not capitalize software development costs on its Consolidated Balance Sheet for the periods presented.
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
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivables and contract assets are credit-impaired. As of June 30, 2026 and June 30, 2025, no customer represented more than 10% of the total accounts receivable balance. For fiscal years ended June 30, 2026, 2025, and 2024, no customer represented more than 10% of the total revenues.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis effective July 1, 2025. Refer to Note 18, “Income Taxes” for further information.
New Accounting Standards Not Yet Adopted in Fiscal Year 2026

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
In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU makes targeted improvements to modernize the accounting for internally developed software subject to ASC 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$727,056	$—	$727,056
Derivative financial instruments	—	17,506	17,506
Total assets measured at fair value	$727,056	$17,506	$744,562

Liabilities measured at fair value
Derivative financial instruments	$—	$17,005	$17,005
Total liabilities measured at fair value	$—	$17,005	$17,005
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying value of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment is classified within Level 3. The Company’s privately held debt and equity securities amounted to $157.3 million and $168.8 million as of June 30, 2026 and June 30, 2025, respectively.
4. Investments
Marketable Securities
The Company did not have any investments of marketable securities as of June 30, 2026.
The Company’s investments of marketable securities as of June 30, 2025, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
U.S. treasury securities	$176,338	$388	$(65)	$176,661
Agency securities	3,197	19	—	3,216
Certificates of deposit and time deposits	10,000	—	—	10,000
Commercial paper	19,697	—	—	19,697
Corporate debt securities	214,190	527	(23)	214,694
Total marketable securities	$423,422	$934	$(88)	$424,268
The table below summarizes the Company’s marketable securities by remaining contractual maturity as of June 30, 2025 (in thousands):

June 30, 2025
Due in one year or less	$271,923
Due in one year through five years	152,345
Total marketable debt investments	$424,268
The Company regularly reviewed the changes to the rating of its marketable securities by rating agencies and monitored the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2025, unrealized losses and the related risk of expected credit losses were not material.
Strategic Investments

Carrying value of privately held debt securities

The Company’s investments of privately held debt securities as of June 30, 2026, consisted of the following (in thousands):

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

The carrying values of privately held equity securities as of June 30, 2026 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$145,802
Cumulative net gains	7,034
Carrying value	$152,836
Privately held equity securities’ cumulative net gains were comprised of upward adjustments of $14.9 million and downward adjustments and impairment of $7.9 million as of June 30, 2026.
The carrying values of privately held equity securities as of June 30, 2025 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$166,302
Cumulative net losses	(1,909)
Carrying value	$164,393
Privately held equity securities’ cumulative net losses were comprised of downward adjustments and impairment charges of $8.5 million and upward adjustments of $6.6 million as of June 30, 2025.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Unrealized gains recognized on privately held equity securities	$9,846	$1,549	$2,084
Unrealized losses recognized on privately held equity securities including impairment	(3,820)	(967)	(1,628)
Unrealized losses on privately held debt securities	(250)	—	(500)
Unrealized gains (losses), net	$5,776	$582	$(44)
Realized gains recognized on publicly traded equity securities	14,658	—	515
Realized gains (losses) recognized on privately held equity securities	1,367	(3,142)	(2,546)
Realized gains on debt securities	228	—	—
Gains (losses) on strategic investments, net	$22,029	$(2,560)	$(2,075)
Unrealized gains recognized during the reporting period on privately held equity securities still held at the reporting date	$6,026	$582	$456
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
Realized gains (losses) recognized on publicly traded equity securities, privately held equity securities, and debt securities, reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.

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
The following table sets forth the carrying amounts of the equity method investment and the movements during fiscal years 2025 and 2026 (in thousands):

Equity Method Investment
Balance as of June 30, 2024	$74,510
Share of losses	(20,433)
Effect of change in exchange rates	(958)
Balance as of June 30, 2025	$53,119
Effect of change in exchange rates	2,762
Balance as of June 30, 2026	$55,881
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the Company’s Consolidated Balance Sheets.
5. Derivative Contracts
The Company has derivative instruments that are used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2026 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,030,684	$62,031	$1,092,715	$704,613	$388,102	$1,092,715
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2025 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,064,280	$79,858	$1,144,138	$765,613	$378,525	$1,144,138
The fair value of the Company’s derivative instruments were as follows (in thousands):

		As of June 30,
	Balance Sheet Location	2026	2025
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$17,110	$16,210
Foreign exchange forward contracts	Other non-current assets	156	3,715
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	240	3,309
Total derivative assets		$17,506	$23,234
Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$10,085	$2,409
Foreign exchange forward contracts	Other non-current liabilities	988	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	5,932	36
Total derivative liabilities		$17,005	$2,445
The pre-tax effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Beginning balance of accumulated gains in accumulated other comprehensive loss	$24,679	$41,424	$48,170
Gross unrealized gains (losses) recognized in other comprehensive loss	7,877	(1,897)	10,826
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive loss into profit or loss:
Recognized in cost of revenues	43	1,447	1,072
Recognized in research and development	(12,840)	7,194	7,718
Recognized in marketing and sales	(3,223)	1,027	1,264
Recognized in general and administrative	(3,033)	1,828	2,320
Recognized in interest	(7,163)	(26,344)	(29,946)
Ending balance of accumulated gains in accumulated other comprehensive loss	$6,340	$24,679	$41,424

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30,
	2026	2025
Equipment	$16,270	$15,008
Computer hardware and software	73,057	58,559
Furniture and fittings	27,676	25,217
Leasehold improvements and other	125,604	154,113
Property and equipment, gross	242,607	252,897
Less: accumulated depreciation	(156,305)	(147,779)
Property and equipment, net	$86,302	$105,118
Depreciation expense was $39.2 million, $36.9 million, and $29.0 million for fiscal years 2026, 2025, and 2024, respectively. During fiscal year 2026, the Company recorded a $18.7 million impairment charge for leasehold improvements and other as a result of the Company’s restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
7. Business Combinations
The Browser Company of New York Inc.
On October 20, 2025, the Company acquired 100% of the outstanding equity of The Browser Company of New York Inc. (“BCNY”), the company behind the Dia and Arc browsers. The total purchase price was $488.3 million, composed of $481.5 million in cash and $6.8 million in non-cash settlement of existing BCNY shares included in the Company’s strategic investments. The acquisition of BCNY further expands offerings to Atlassian customers by providing a browser for enterprises designed for knowledge workers using SaaS applications in the AI-era.
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

	Fair Value	Useful Life (years)
Developed Technology	$80,000	3
Trade Name	11,000	3
Developed technology represents the estimated fair value of BCNY’s AI-enabled browser technology. Trade name represents the estimated fair value of the BCNY trade name.
In connection with the transaction, the Company granted $8.2 million worth of replacement awards in the form of restricted stock units (“RSU”) to BCNY employees and $97.0 million worth of RSU awards to certain key BCNY employees. The fair value of the RSU awards was based on the stock price of the Company on the grant date. The RSU awards are subject to future vesting provisions based on service conditions, and the related expense is accounted for as stock-based compensation and classified in the consolidated statement of operations according to the activities that the employees perform.
A Software Company
On November 10, 2025, the Company acquired 100% of the outstanding equity of A Software Company (“DX”), which specializes in engineering intelligence. The acquisition of DX further expands the offerings to Atlassian customers and enhances the Company’s Collections. The total purchase price was composed of $720.4 million in cash.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except for useful life):

	Fair Value	Useful Life (years)
Developed Technology	$138,000	5
Trade Name	37,000	5
Customer Relationships	4,800	5
Backlog	3,000	3

Developed technology represents the estimated fair value of DX’s engineering intelligence technology. Trade name represents the estimated fair value of the DX trade name.
In connection with the transaction, the Company granted $201.8 million in restricted stock awards (“RSAs”) and provided $38.9 million in deferred cash compensation to certain key DX employees. The fair value of the RSAs was based on the Company’s stock price on the grant date. Both the RSAs and cash compensation are subject to future vesting provisions based on service conditions. The related expense for the RSAs and cash compensation is accounted for as employee compensation expense, specifically stock-based compensation related to the RSAs, and is classified in the consolidated statement of operations according to the activities that the employees perform.
Other Fiscal Year 2026 Business Combinations
During the fiscal year 2026, the Company also completed two additional acquisitions to expand its offerings. These transactions were accounted for as business combinations and were not material individually or in the aggregate to the consolidated financial statements.
Total transaction costs incurred related to the business combinations were not material for fiscal year 2026.
The Company has included the financial results of BCNY, DX, and the other two additional business combinations described above in its consolidated financial statements from the date of acquisition, which were not material for fiscal year 2026. Pro forma results of operations have not been presented for fiscal year 2026 because the effect of the acquisitions individually and in the aggregate would not be material to the Company’s consolidated financial statements.
8. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2024	$1,288,756
Additions	14,022
Effect of change in exchange rates	1,667
Balance as of June 30, 2025	1,304,445
Additions	999,340
Effect of change in exchange rates	(1,046)
Balance as of June 30, 2026	$2,302,739
Intangible Assets
Intangible assets consisted of the following as of June 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$700,032	$(356,383)	$343,649
Patents, trade names, and other rights	118,928	(50,555)	68,373
Customer relationships	143,487	(123,251)	20,236
Total Intangible Assets	$962,447	$(530,189)	$432,258
Intangible assets consisted of the following as of June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$466,932	$(278,525)	$188,407
Patents, trade names, and other rights	70,928	(37,337)	33,591
Customer relationships	135,687	(112,845)	22,842
Total Intangible Assets	$673,547	$(428,707)	$244,840
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of June 30, 2026 are as follows:

Weighted-Average Remaining Useful Lives (years)
Acquired developed technology	4
Patents, trade names, and other rights	4
Customer relationships	3
Amortization expense for intangible assets was approximately $101.5 million, $55.5 million, and $49.7 million for fiscal years 2026, 2025, and 2024, respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of June 30, 2026 (in thousands):

Fiscal Years:
2027	$120,007
2028	117,244
2029	87,814
2030	73,839
2031	31,108
Thereafter	2,246
Total future amortization expense	$432,258
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2026	2025
Accrued expenses	$198,206	$180,197
Employee benefits	468,473	422,986
Customer deposits	19,185	16,396
Tax liabilities	17,429	36,726
Derivative liabilities	16,017	2,445
Other payables	45,269	22,851
Total accrued expenses and other current liabilities	$764,579	$681,601
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

The components of lease costs and other information related to leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Operating lease costs	$38,681	$43,720	$41,426
Variable lease costs	17,200	14,781	11,908
Total lease costs	$55,881	$58,501	$53,334

Weighted average remaining lease term (in years)	4	5	6
Weighted average discount rate	3.5%	3.1%	2.9%

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash payments for operating leases	$56,010	$52,981	$49,803
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,601	$34,717	$23,265
Future lease payments under non-cancelable operating leases with initial lease terms in excess of one year included in the Company’s lease liabilities as of June 30, 2026 were as follows (in thousands):

Fiscal years:	Operating Lease Payments
2027	$56,148
2028	51,985
2029	42,186
2030	18,527
2031	19,078
Thereafter	87,443
Total future operating lease payments	275,367
Less: imputed interest	(32,017)
Total lease liability balance	$243,350
During fiscal year 2026, in addition to operating lease costs disclosed above, the Company recorded an impairment charge of $80.0 million in aggregate for operating lease right-of-use assets as a result of its facilities consolidation restructuring efforts. Refer to Note 14, “Restructuring,” for additional information.
The Company entered into an Agreement for Lease (the “AFL”) for the Australian HQ Property in March 2022. Following the completion of the development of the Australian HQ Property, the AFL requires the Company to enter into a lease agreement for the planned headquarters office space. The lease is expected to commence in fiscal year 2027 and will continue for fifteen years, with the Company’s option to extend the term for up to two additional ten-year periods. Future lease payments are approximately $959.8 million as of June 30, 2026, for the initial term of fifteen years. Please refer to Note 4, “Investments,” for details of the transaction.
11. Debt
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

The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of June 30, 2026, there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one time option, the Company’s credit rating.
The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of June 30, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of June 30, 2026, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	June 30, 2026	June 30, 2025
2029 Notes	2.9	5.25%	5.55%	$500,000	$500,000
2034 Notes	7.9	5.50%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(10,440)	(12,316)
Long-term debt				$989,560	$987,684
The total estimated fair value of the Notes was approximately $1.00 billion and $1.03 billion as of June 30, 2026, and 2025, respectively. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

12. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third-parties related to its cloud services platform, marketing related contracts and other services. These commitments are non-cancellable with contractual terms ranging from two to seven years. There were no material contractual commitments that were entered into during fiscal year 2026 that were outside the ordinary course of business.
The following table sets forth contractual commitments as of June 30, 2026 and 2025 (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Contractual purchase obligations	$3,735,049	$1,814,106
Obligations for leases that have not yet commenced	959,795	912,344
Total purchase obligation	$4,694,844	$2,726,450
Maturities of purchase obligations as of June 30, 2026 were as follows (in thousands):

	Other contractual commitments	Leases not commenced	Total
Fiscal Years:
2027	$663,118	$27,961	$691,079
2028	680,631	49,052	729,683
2029	609,256	51,014	660,270
2030	577,647	53,054	630,701
2031	653,397	55,176	708,573
Thereafter	551,000	723,538	1,274,538
Total commitments	$3,735,049	$959,795	$4,694,844
Please refer to Note 10, “Leases,” for discussion of lease commitments that the Company has entered but the leases have not yet commenced.
Legal Proceedings
From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the Company does not believe the ultimate resolutions of these pending legal matters are likely to have a material adverse effect on the Company’s financial position, the results of any litigation or other legal proceedings are uncertain and as such the resolution of such legal proceedings, either individually or in the aggregate, could have a material adverse effect on its business, results of operations, financial condition or cash flows. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss. For the periods presented, the Company has not recorded any material liabilities as a result of the litigation or other legal proceedings in the consolidated financial statements.
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

13. Revenue
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.
As of June 30, 2026, approximately $4.8 billion of revenue is expected to be recognized from transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Americas
United States	$2,760,458	$2,182,073	$1,847,194
Other Americas	405,910	334,828	278,240
Total Americas	3,166,368	2,516,901	2,125,434
EMEA
Germany	692,300	539,550	442,063
Other EMEA	2,000,288	1,584,421	1,308,847
Total EMEA	2,692,588	2,123,971	1,750,910
Asia Pacific	713,352	574,432	482,259
Total revenues	$6,572,308	$5,215,304	$4,358,603
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
In September 2025, the Company announced plans to end-of-life its Data Center offering. As of March 2026, the Company no longer sells term licenses to new customers, and the Company will stop selling term licenses and expansions to existing customers in March 2028. Subject to limited exceptions, the Company plans to end maintenance and support for its Data Center offerings in March 2029.
The Company’s revenues by deployment options are as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Cloud	$4,410,627	$3,447,427	$2,698,899
Data Center	1,830,941	1,467,167	1,208,498
Server	—	—	177,645
Marketplace and other	330,740	300,710	273,561
Total revenues	$6,572,308	$5,215,304	$4,358,603
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings and the Company has an unconditional right to payment. Contract assets were $53.5 million and $3.3 million as of June 30, 2026 and 2025, respectively, and are included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the balances of deferred revenue were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Balance, beginning of period	$2,481,254	$2,114,736
Additions	6,752,745	5,581,822
Revenue	(6,572,308)	(5,215,304)
Balance, end of period	$2,661,691	$2,481,254
For fiscal years 2026 and 2025, approximately 32% and 34% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Balance, beginning of period	$136,340	$79,711
Additions	135,116	96,869
Amortization expense	(68,099)	(40,240)
Balance, end of period	$203,357	$136,340
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$76,003	$50,233
Other non-current assets	127,354	86,107
Total	$203,357	$136,340
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
14. Restructuring
During the first quarter of fiscal year 2026, the Company initiated a restructuring plan to reduce capacity that was no longer necessary due to the increased ability, accessibility, performance, stability, and supportability of its products.

During the third quarter of fiscal year 2026, the Company initiated another restructuring plan to accelerate building the future of teamwork in the AI era. This includes self-funding further investment in key strategic priorities, such as AI and enterprise sales, reorganizing its teams to move with more focus and speed across the Atlassian System of Work, and optimizing for long-term operational efficiency and sustainability. This initiative resulted in the elimination of certain roles, which impacted approximately 10% of the Company’s workforce.
The execution of these actions, including cash payment of the severance and other termination benefits related liabilities, have been substantially satisfied as of June 30, 2026.
As a result, the Company recorded total severance and other termination benefits of $203.9 million, and additional stock-based compensation of $1.4 million for the affected employees during fiscal year 2026.
In addition, during fiscal year 2026, the Company exited certain leased properties to optimize its real estate footprint and has entered, or plans to enter, into sublease agreements for these locations. As a result, the Company recorded total impairment charges of $80.0 million associated with the optimization of its leased facilities, primarily for operating lease right-of-use assets and leasehold improvements for the fiscal year 2026. The fair values of the impaired assets were estimated using discounted cash flow models (income approach) based on market participant assumptions with Level 3 fair value inputs. The assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods, and discount rates that reflect the level of risk associated with receiving future cash flows.
A summary of the Company’s restructuring charges for fiscal year 2026, by major activity type was as follows (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Cost of revenue	$45,185	$1,432	$6,647	$53,264
Research and development	108,844	—	35,650	144,494
Marketing and sales	25,110	—	26,421	51,531
General and administrative	24,778	—	11,303	36,081
Total	$203,917	$1,432	$80,021	$285,370
The following table is a summary of the changes in the liabilities, included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2026, related to the restructuring charges (in thousands):

	Severance and Other Termination Benefits	Stock-based Compensation	Lease Consolidation	Total
Charges	$203,917	$1,432	$80,021	$285,370
Payments	(188,526)	—	(70)	(188,596)
Non-cash items	(446)	(1,432)	(79,951)	(81,829)
Effect of change in exchange rates	(2,094)	—	—	(2,094)
Restructuring provision as of June 30, 2026	$12,851	$—	$—	$12,851

15. Geographic Information
The Company’s long-lived assets by geographic regions are as follows (in thousands):

	As of June 30,
	2026	2025
United States	$104,167	$168,841
Australia	60,602	54,073
India	25,044	34,909
All other countries	10,548	16,422
Total long-lived assets	$200,361	$274,245
Long-lived assets for this purpose consist of property and equipment, net and operating lease right-of-use assets.
16. Stockholders’ Equity
Common Stock
As of June 30, 2026, the Company’s common stock consists of Class A Common Stock and Class B Common Stock, each of which has a par value of $0.00001. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock in the following circumstances: (1) upon the written consent of the holders of at least 66.66% of the total number of outstanding shares of Class B Common Stock; (2) if the aggregate number of shares of Class B Common Stock then outstanding comprises less than ten percent (10%) of the total number of shares of Class A Common Stock and Class B Common Stock then outstanding; and (3) upon any transfer to a person that is not a permitted transferee described in the Company’s amended and restated certificate of incorporation.
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
Preferred Stock
The Company’s board of directors has the authority to issue up to 10 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, the right to elect directors to and increase or decrease the number of shares of any series. As of June 30, 2026 and 2025, no shares of preferred stock were outstanding.
Stock-based Compensation
The Company maintains the Atlassian Corporation Amended and Restated 2015 Share Incentive Plan (the “2015 Plan”), and the Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan (the “ESPP” and, together with the 2015 Plan, the “Incentive Plans”). At June 30, 2026, the Company had 22,163,095 shares of its common stock available for future issuance under the 2015 Plan. The Company currently does not have common stock outstanding or open offering periods under the ESPP.
RSU grants generally vest evenly over four years on a quarterly basis.

A summary of RSU activity for fiscal year 2026 is as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2025	16,578,020	$190.98	$3,366,830
Granted	20,012,718	133.12	—
Vested	(8,208,180)	184.85	972,609
Forfeited or cancelled	(6,075,673)	157.80	—
Balance as of June 30, 2026	22,306,885	$149.21	$1,735,253
The weighted-average grant date fair value of RSUs granted in fiscal years 2025 and 2024 was $179.10 and $199.66, respectively. The total intrinsic value of the RSUs vested in fiscal years 2025 and 2024 was $1.5 billion and $950.3 million, respectively. The income tax benefit recognized related to awards vested in fiscal years 2026, 2025 and 2024 were $235.2 million, $335.1 million, and $218.7 million, respectively. As of June 30, 2026, total compensation cost not yet recognized in the consolidated financial statements related to employee and director RSU awards was $2.5 billion, which is expected to be recognized over a weighted-average period of 2.7 years.
During fiscal year 2026, the Company granted RSAs for 1,353,312 shares of Class A Common Stock in connection with business combinations. During fiscal year 2025, the Company did not grant any RSAs. As of June 30, 2026 and 2025, there were RSAs for 1,355,510 and 90,083 shares of Class A Common Stock outstanding, respectively. These outstanding RSAs are subject to forfeiture following employee termination. The total aggregate intrinsic value of outstanding RSAs was $105.4 million and $18.3 million as of June 30, 2026 and 2025, respectively.
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
In October 2025, the Board of Directors authorized a new program under which the Company may repurchase up to an additional $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program.” The 2025 Repurchase Program commenced in March 2026 following completion of the 2024 Repurchase Program.
The 2025 Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The Company may repurchase shares of Class A Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including business, economic, and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations.
During fiscal year 2026, the Company repurchased and subsequently retired approximately 19.1 million shares of its Class A Common Stock for approximately $1.8 billion at an average price per share of $94.31. The 1% excise tax instituted by the Inflation Reduction Act is excluded in the total repurchase cost and average price paid. All repurchases were made in open market transactions. As of June 30, 2026, $1.9 billion of the Company’s Class A Common Stock remained available for repurchase under the 2025 Repurchase Program.
17. Net Loss Per Share
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(34,202)	$(19,626)	$(160,050)	$(96,637)	$(181,587)	$(118,932)
Denominator:
Weighted-average shares outstanding, basic and diluted	165,308	94,855	163,230	98,557	156,580	102,553
Net loss per share, basic and diluted	$(0.21)	$(0.21)	$(0.98)	$(0.98)	$(1.16)	$(1.16)
The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive were as follows (shares in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Class A Common Stock RSU awards	16,746	7,423	8,320
Class A Common Stock restricted stock awards	554	29	23
Total potentially dilutive securities	17,300	7,452	8,343
18. Income Taxes
The components of income (loss) before provision for income taxes by U.S. and foreign jurisdictions consist of the following (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Domestic	$(71,814)	$(137,403)	$(139,687)
Foreign	93,864	38,508	54,280
Total	$22,050	$(98,895)	$(85,407)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Current:
Federal	$1,270	$(1,249)	$2,134
State	3,472	4,534	3,969
Foreign	94,225	149,908	209,002
Total	98,967	153,193	215,105
Deferred:
Federal	(22,681)	927	(14,030)
State	(1,333)	1,814	3,680
Foreign	925	1,858	10,357
Total	(23,089)	4,599	7
Total provision for income taxes	$75,878	$157,792	$215,112
The Company adopted ASU 2023-09 on a prospective basis effective July 1, 2025. A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the fiscal year 2026 is as follows (in thousands):

	Fiscal Year Ended June 30, 2026
	Amount	Percent
Tax at U.S. federal statutory rate	$4,630	21%
State, net of the federal benefit (1)	(3,774)	(17)
Foreign tax effects:
Australia
Statutory tax rate difference between Australia and the U.S.	(5,885)	(27)
R&D incentive	(8,651)	(39)
Foreign tax credits	(15,791)	(72)
Stock-based compensation	115,305	523
Change in valuation allowance	(79,820)	(362)
Other	5,248	24
India
Statutory tax rate difference between India and the U.S.	16,131	73
Other	1,193	5
Brazil
Withholding taxes	7,494	34
Other foreign jurisdictions	23,580	107
Effects of cross border tax laws
Global intangible low-taxed income	42,216	192
Other	(4,637)	(21)
Tax credits
Research and development	(38,700)	(175)
Foreign tax credits	(7,855)	(36)
Non-taxable or non-deductible items
Stock-based compensation	81,330	369
Section 162(m) adjustment	5,871	27
Basis difference in investments	9,559	43
Change in unrecognized tax benefits	34,860	158
Change in valuation allowance	(109,140)	(495)
Other	2,714	12
Provision for income taxes	$75,878	344%
(1) The state that contributed to the majority of the tax effect in this category was California.
A reconciliation between the effective income tax rate and the federal statutory income tax rate applied to the loss before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Tax at federal statutory rate	$(20,768)	$(17,935)
State, net of the federal benefit	28,097	16,362
Effects of non-U.S. operations	7,332	(14,575)
Tax credits	(233,946)	(151,912)
Stock-based compensation	94,305	123,719
Non-deductible executive compensation	10,462	6,721
Australian R&D deductions forgone in lieu of R&D credit	29,169	29,502
Foreign taxes	1,159	(131)
Basis difference in investments	(34,562)	14,615
Change in reserves	29,886	32,505
Change in valuation allowance	239,975	174,994
Other	6,683	1,247
Provision for income taxes	$157,792	$215,112
Effective tax rate (%)	(160)%	(252)%
Income taxes paid, net of refunds received, for the fiscal year 2026 were as follows (in thousands):

Fiscal Year Ended June 30,
2026
Federal	$(7,112)
State	930
Foreign
Australia	90,592
India	36,077
Netherlands	11,261
All other foreign	28,958
Income taxes, net of amounts refunded	$160,706
The following table sets forth significant components of the Company’s deferred tax assets and deferred tax liabilities (in thousands). Where necessary, a valuation allowance has been recognized to offset the Company’s deferred tax assets by the amount of any tax benefits that are not expected to be realized.

	As of June 30,
	2026	2025
Deferred tax assets:
Property and equipment	$5,957	$11,028
Loss carryforwards	645,268	615,687
Credit carryforwards	460,856	401,629
Operating lease liabilities	55,358	56,962
Basis differences in investments	1,900,521	2,040,203
Provisions, accruals, and prepayments	69,336	66,735
Deferred revenue	242,151	317,761
Capitalized research and development	89,790	113,489
Other	1,197	571
Total deferred tax assets	3,470,434	3,624,065
Less valuation allowance	(3,383,071)	(3,549,451)
Total deferred tax assets, net of valuation allowance	87,363	74,614

Deferred tax liabilities:
Unrealized investment gains	3,233	4,163
Operating right of use assets	26,689	46,348
Stock-based compensation	1,355	7,205
Intangible assets	79,851	35,495
Other	—	1,522
Total deferred tax liabilities	111,128	94,733
Net deferred tax liabilities	$(23,765)	$(20,119)
The Company recorded a valuation allowance of $3.4 billion, $3.5 billion and $3.3 billion as of June 30, 2026, 2025, and 2024, respectively, primarily relating to the basis difference of the U.S. investment in a wholly owned partnership, U.S. net operating loss and credit carryforwards, and the deferred revenue deferred tax assets.
The decrease in valuation allowance in fiscal year 2026 was primarily related to a decrease in the basis difference of the U.S. investment in a wholly owned partnership and the deferred revenue deferred tax assets. The decrease also reflected the release of valuation allowances on certain pre-existing U.S. deferred tax assets that became realizable as a result of deferred tax liabilities recognized in business combinations completed during the year.
The increase in valuation allowance in fiscal years 2025 and 2024 were primarily related to an increase in the basis difference of the U.S. investment in a wholly owned partnership and the deferred revenue deferred tax assets, offset by the utilization of U.S. federal and state net operating losses.
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
As of June 30, 2026, the Company had U.S. federal, state, and foreign net operating loss carryforwards of $663.4 million tax effected. Of the $566.0 million tax effected U.S. federal net operating loss carryforwards, $565.8 million may be carried forward indefinitely, and the remaining $0.2 million will begin to expire in 2032. The state net operating loss carryforwards of $97.1 million tax effected begin to expire in 2027. The foreign net operating loss carryforwards of $0.4 million may be carried forward indefinitely. As of June 30, 2026, the Company also had research and development U.S. federal and state tax credits of $277.9 million and $135.7 million, respectively, and U.S. federal foreign tax credits of $59.0 million. The U.S. federal research and development credits will begin expiring in 2036 if not utilized, and the U.S. federal foreign tax credits will begin expiring in 2034. The state tax credit carryforwards do not expire except for the state research and development credits of Texas which will begin to expire in 2039.
Utilization of the Company’s US net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of June 30, 2026, the Company also had Polish R&D credits of $16.8 million, which will begin to expire in 2028.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for the Company beginning in fiscal year 2026. The changes did not have material impact on the Company’s provision for income taxes for the fiscal year 2026.
The Organization for Economic Co-operation and Development released Pillar Two model rules defining a 15% global minimum tax for multinational corporations. Many countries in which the Company operates, including the member states of the EU, have enacted Pillar Two. Based on enacted laws, Pillar Two has not materially impacted the Company’s effective tax rate or cash flows. New legislation or guidance could change the Company’s current assessment.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investment in foreign subsidiaries that is indefinitely reinvested outside the United States. Un-remitted earnings become taxable upon repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such un-remitted earnings and the corresponding unrecognized deferred tax liability as of June 30, 2026 is not material.
The Company records a current income tax receivable when income tax payments made to a taxing authority exceed the income tax liability for that jurisdiction. Current income tax receivables were $68.0 million and $15.8 million as of June 30, 2026 and 2025, respectively, and are included in prepaid expenses and other current assets in the Company's Consolidated Balance Sheets.
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

	Fiscal Year Ended June 30,
	2026	2025	2024
Beginning of the period	$136,882	$104,453	$122,302
Tax positions taken in prior period:
Gross increases	—	105	10,887
Gross decreases	(5,302)	(4,547)	—
Tax positions taken in current period:
Gross increases	47,195	36,871	25,707
Settlements	—	—	(53,648)
Lapse of statute of limitations	(29)	—	—
Currency translation effect	—	—	(795)
End of period	$178,746	$136,882	$104,453
As of June 30, 2026, 2025, and 2024, the Company had gross unrecognized tax benefits of approximately $14.8 million, $0.4 million, and $10.9 million, respectively, that would impact the effective tax rate if recognized.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, Australia, and in various other international jurisdictions. Tax years 2012 and forward generally remain open for examination for U.S. federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for non-

U.S. tax purposes. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of June 30, 2026, and 2025 will remain subject to examination until the respective tax year is closed.
There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
The Company has not recognized any material interest and penalties related to unrecognized tax benefits in the income tax provision during fiscal years 2026, 2025, and 2024, respectively. As of June 30, 2026, 2025, and 2024, the accrual balances were also not material.
ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report with respect to the effectiveness of our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

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
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Provided Herewith	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atlassian Corporation, adopted as of September 27, 2022.		8-K	001-37651	3.1	10/03/2022

3.2	Amended and Restated Bylaws of Atlassian Corporation, adopted as of September 30, 2022.		8-K	001-37651	3.2	10/03/2022

4.1	Specimen Class A Common Stock Certificate.		S-8	333-266998	4.3	10/04/2022

4.2	Indenture, dated as of May 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-37651	4.1	05/15/2024

4.3	First Supplemental Indenture, dated as of May 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-37651	4.2	05/15/2024

4.4	Form of 5.250% senior notes due 2029 (included in Exhibit 4.3).		8-K	001-37651	4.2	05/15/2024

4.5	Form of 5.500% senior notes due 2034 (included in Exhibit 4.3).		8-K	001-37651	4.2	05/15/2024

4.6	Description of Securities.		10-K	001-37651	4.6	08/06/2024

10.1		Amended and Restated Credit Agreement, dated as of August 12, 2024, by and among the Company, Atlassian US, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and L/C Issuers, and the other L/C Issuers and lenders party thereto		10-K	001-37651	10.1	08/06/2024

10.2	#	Form of Indemnification Agreement.		8-K	001-37651	10.2	10/03/2022

10.3	#	Form of Executive Officer Offer Letter.		10-Q	001-37651	10.3	11/04/2022

10.4	#	Atlassian Corporation Amended and Restated 2015 Share Incentive Plan.	X

10.5	#	Atlassian Corporation Amended and Restated 2015 Employee Share Purchase Plan.	X

10.6	#	Atlassian Corporation Amended and Restated Executive Severance Plan.		8-K	001-37651	10.6	10/03/2022

10.7	#	Atlassian Corporation Amended and Restated Cash Incentive Bonus Plan.		8-K	001-37651	10.7	10/03/2022

10.8	#	Atlassian Corporation Amended and Restated Non-Employee Director Compensation Policy.		10-K	001-37651	10.1	08/06/2024

10.9	†«	Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		6-K	001-37651	10.1	03/25/2022

10.10	†	Deed of Amendment, dated April 30, 2022, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		20-F	001-37651	10.22	08/19/2022

10.11		Guarantor Replacement Deed, dated November 8, 2022, to the Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Limited (formerly Atlassian Corporation Plc), Atlassian Pty Ltd, Atlassian Corporation, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		10-Q	001-37651	10.1	02/03/2023

10.12	†«	Deed of Amendment (No. 2), dated August 28, 2023, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		10-Q	001-37651	10.1	11/03/2023

10.13	†«	Deed of Amendment (No. 3), dated September 3, 2024, to Agreement for Lease, dated March 23, 2022, by and among Atlassian Corporation Plc, Atlassian Pty Ltd, Vertical First Pty Ltd as trustee for the Vertical First Trust, Dexus Property Services Pty Limited, Dexus Funds Management Limited as responsible entity for Dexus Property Trust and Dexus Funds Management Limited as responsible entity for Dexus Operations Trust.		10-Q	001-37651	10.2	11/01/2024

19.1		Atlassian Corporation Insider Trading and Disclosure Policy.		10-K	001-37651	19.1	08/06/2024

21.1		Subsidiaries of the Registrant.	X

23.1		Consent of Independent Registered Public Accounting Firm.	X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	‡	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	#	Atlassian Corporation Compensation Recovery Policy.		10-K	001-37651	10.11	08/18/2023

101.INS		Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	X

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

ATLASSIAN CORPORATION

Date: August 14, 2026	By:	/s/ Michael Cannon-Brookes
		Name:	Michael Cannon-Brookes
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James Chuong
		Name:	James Chuong
		Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Cannon-Brookes and James Chuong, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Atlassian Corporation, and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Cannon-Brookes	Chief Executive Officer and Director	August 14, 2026
Michael Cannon-Brookes	(Principal Executive Officer)

/s/ James Chuong	Chief Financial Officer	August 14, 2026
James Chuong	(Principal Financial Officer)

/s/ Gene Liu	Chief Accounting Officer	August 14, 2026
Gene Liu	(Principal Accounting Officer)

/s/ Shona L. Brown	Director and Chair	August 14, 2026
Shona L. Brown

/s/ Scott Belsky	Director	August 14, 2026
Scott Belsky

/s/ Karen Dykstra	Director	August 14, 2026
Karen Dykstra

/s/ Scott Farquhar	Director	August 14, 2026
Scott Farquhar

/s/ Anil Sabharwal	Director	August 14, 2026
Anil Sabharwal

/s/ Christian Smith	Director	August 14, 2026
Christian Smith

/s/ Steven Sordello	Director	August 14, 2026
Steven Sordello

/s/ Jason Warner	Director	August 14, 2026
Jason Warner

/s/ Michelle Zatlyn	Director	August 14, 2026
Michelle Zatlyn