Form 10-Q
period 2026-09-30
Atlassian Corp
filed 2026-11-06
CIK 1650372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 30, 2026, there were 157,719,357 shares of the registrant’s Class A Common Stock, $0.00001 par value per share, and 94,133,617 shares of the registrant’s Class B Common Stock, $0.00001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)
(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$1,120,504	$1,239,512
Accounts receivable, net	812,333	1,269,947
Prepaid expenses and other current assets	331,969	287,663
Total current assets	2,264,806	2,797,122
Non-current assets:
Property and equipment, net	79,374	86,302
Operating lease right-of-use assets	112,143	114,059
Strategic investments	192,702	213,147
Intangible assets, net	401,718	432,258
Goodwill	2,302,451	2,302,739
Deferred tax assets	11,093	4,088
Other non-current assets	146,643	153,814
Total assets	$5,510,930	$6,103,529
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$214,349	$262,609
Accrued expenses and other current liabilities	623,629	764,579
Deferred revenue, current portion	2,240,872	2,495,431
Operating lease liabilities, current portion	49,784	48,509
Total current liabilities	3,128,634	3,571,128
Non-current liabilities:
Deferred revenue, net of current portion	152,751	166,260
Operating lease liabilities, net of current portion	187,139	194,841
Long-term debt	990,045	989,560
Deferred tax liabilities	36,360	27,853
Other non-current liabilities	105,333	95,445
Total liabilities	4,600,262	5,045,087
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A Common Stock, $0.00001 par value; 750,000,000 shares authorized, 158,022,970 and 159,268,260 issued and outstanding at September 30, 2026 and June 30, 2026, respectively	2	2
Class B Common Stock, 0.00001 par value; 230,000,000 shares authorized, 94,133,617 issued and outstanding at September 30, 2026 and June 30, 2026.	1	1
Additional paid-in capital	7,537,338	7,180,851
Accumulated other comprehensive loss	(28,242)	(17,034)
Accumulated deficit	(6,598,431)	(6,105,378)
Total stockholders’ equity	910,668	1,058,442
Total liabilities and stockholders’ equity	$5,510,930	$6,103,529
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues:
Subscription	$1,697,818	$1,374,502
Other	74,332	58,051
Total revenues	1,772,150	1,432,553
Cost of revenues (1) (2)	261,918	257,924
Gross profit	1,510,232	1,174,629
Operating expenses:
Research and development (1) (2)	758,882	755,994
Marketing and sales (1) (2)	390,367	336,427
General and administrative (1)	172,190	178,545
Total operating expenses	1,321,439	1,270,966
Operating income (loss)	188,793	(96,337)
Other income (expense), net	(16,485)	18,804
Interest income	12,084	29,845
Interest expense	(14,197)	(8,636)
Income (loss) before income taxes	170,195	(56,324)
Provision for (benefit from) income taxes	79,474	(4,454)
Net income (loss)	$90,721	$(51,870)
Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.36	$(0.20)
Diluted	$0.35	$(0.20)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	252,060	262,991
Diluted	256,850	262,991
(1)    Amounts include stock-based compensation, as follows:

Cost of revenues	$10,989	$19,931
Research and development	255,244	246,494
Marketing and sales	48,286	43,984
General and administrative	41,968	40,718
(2)    Amounts include amortization of acquired intangible assets, as follows:

Cost of revenues	$24,480	$9,957
Research and development	94	94
Marketing and sales	5,965	3,599
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net income (loss)	$90,721	$(51,870)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(2,583)	(5,746)
Net change in unrealized gain on marketable and privately held debt securities	—	394
Net loss on cash flow hedging derivative instruments	(8,625)	(10,688)
Other comprehensive income (loss), before tax	(11,208)	(16,040)
Income tax effect	—	—
Other comprehensive income (loss), net of tax	(11,208)	(16,040)
Total comprehensive income (loss), net of tax	$79,513	$(67,910)
The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock				Additional paid in capital		Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	157,913	$2	94,134	$1	$7,180,851	$—	$(17,034)	$(6,105,378)	$1,058,442
Common stock issued	2,103	—	—	—	—		—	—	—
Stock-based compensation	—	—	—	—	356,487		—	—	356,487
Repurchases of Class A Common Stock	(3,340)	—	—	—	—		—	(583,774)	(583,774)
Other comprehensive loss, net of tax	—	—	—	—	—		(11,208)	—	(11,208)
Net income	—	—	—	—	—		—	90,721	90,721
Balance at September 30, 2026	156,676	$2	94,134	$1	$7,537,338		$(28,242)	$(6,598,431)	$910,668

	Three Months Ended September 30, 2025
	Common Stock				Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	165,860	$2	97,031	$1	$5,574,290	$13,226	$(4,241,865)	$1,345,654
Common stock issued	1,717	—	—	—	—	—	—	—
Conversion from Class B Common Stock to Class A Common Stock	981	—	(981)	—	—	—	—	—
Stock-based compensation	—	—	—	—	351,127	—	—	351,127
Repurchases of Class A Common Stock	(1,383)	—	—	—	—	—	(249,935)	(249,935)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16,040)	—	(16,040)
Net loss	—	—	—	—	—	—	(51,870)	(51,870)
Balance at September 30, 2025	167,175	$2	96,050	$1	$5,925,417	$(2,814)	$(4,543,670)	$1,378,936

The above condensed consolidated financial statements should be read in conjunction with the accompanying notes.

ATLASSIAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$90,721	$(51,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,654	24,333
Stock-based compensation	356,487	351,127
Impairment charges for leases and leasehold improvements	—	26,673
Deferred income taxes	1,792	(80)
Amortization of interest rate swap contracts	—	(5,552)
Net loss (gain) on strategic investments	6,829	(26,526)
Net foreign currency loss (gain)	(7,083)	1,831
Other	680	168
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	457,976	241,361
Prepaid expenses and other assets	(41,549)	(92,680)
Accounts payable	(48,375)	(24,957)
Accrued expenses and other liabilities	(121,250)	(115,016)
Deferred revenue	(267,352)	(200,097)
Net cash provided by operating activities	468,530	128,715
Cash flows from investing activities:
Business combinations, net of cash acquired	(700)	(15,698)
Purchases of property and equipment	(5,976)	(14,112)
Purchases of marketable securities	—	(62,763)
Proceeds from maturities of marketable securities	—	31,887
Proceeds from sales of strategic investments	600	—
Net cash used in investing activities	(6,076)	(60,686)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(588,010)	(252,807)
Net cash used in financing activities	(588,010)	(252,807)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,288)	(5,929)
Net decrease in cash, cash equivalents, and restricted cash	(127,844)	(190,707)
Cash, cash equivalents, and restricted cash at beginning of period	1,249,286	2,513,762
Cash, cash equivalents, and restricted cash at end of period	$1,121,442	$2,323,055

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,120,504	$2,322,360
Restricted cash included in other non-current assets	938	695
Total cash, cash equivalents, and restricted cash	$1,121,442	$2,323,055
Non-cash investing and financing activities:
Purchase of property and equipment included in accrued expenses and other liabilities	1,604	4,202
Repurchases of Class A Common Stock and related excise tax liability included in accrued expenses and other current liabilities	9,399	1,295
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
The Company’s fiscal year ends on June 30 of each year. References to fiscal year 2027, for example, refer to the fiscal year ending June 30, 2027.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which are established primarily by the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are necessary to fairly present the condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, the statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended September 30, 2026 and 2025.
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
The CODM uses consolidated net income (loss) to allocate resources, including headcount, and make business investment decisions during the Company’s budgeting process. The CODM also uses consolidated net income (loss) to assess performance by comparing the consolidated results to forecasts. Significant segment expenses are organized by function and are presented on the condensed consolidated statements of operations. Other segment items included in consolidated net income (loss) are: other income and expense, net, interest income, interest expense, and the provision for income taxes, which are reflected in the condensed consolidated statements of operations.
Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of its Annual Report on Form 10-K for fiscal year 2026, which was filed with the SEC on August 14, 2026.
Concentration of Credit Risk and Significant Customers
Financial instruments potentially exposing the Company to credit risk consist primarily of cash, cash equivalents, accounts receivable, derivative contracts, and investments. The Company holds cash at financial institutions that management believes are high credit, quality financial institutions and invests in investment-grade securities rated A- and above and debt securities. The Company’s derivative contracts expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company enters into master netting agreements with select financial institutions to reduce its credit risk and trades with several counterparties to reduce its concentration risk with any single counterparty. The Company does not have significant exposure to counterparty credit risk at this time. In addition, the Company does not require nor is required to post collateral of any kind related to any foreign currency derivatives.
Credit risk arising from accounts receivable is mitigated to a certain extent due to the Company’s large number of customers and their dispersion across various industries and geographies. The Company’s customer base is highly diversified, thereby limiting credit risk. The Company manages credit risk with customers by closely monitoring its receivables and contract assets. The Company continuously monitors outstanding receivables locally to assess whether there is objective evidence that outstanding accounts receivable and contract assets are credit-impaired. As of September 30, 2026, and June 30, 2026, no customer represented more than 10% of the total accounts receivable balance. For the three months ended September 30, 2026, and 2025, no customer represented more than 10% of total revenues.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2025, and early adoption is permitted. The Company adopted this standard on a prospective basis as of July 1, 2026, and has elected to apply the practical expedient provided therein. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted in Fiscal Year 2027
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
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
In November 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270),” which clarifies interim reporting guidance and centralizes condensed interim disclosure requirements. This ASU is effective for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
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
3. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents:
Money market funds	$772,803	$—	$772,803
Derivative financial instruments	—	9,166	9,166
Total assets measured at fair value	$772,803	$9,166	$781,969

Liabilities measured at fair value
Derivative financial instruments	$—	$14,798	$14,798
Total liabilities measured at fair value	$—	$14,798	$14,798
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
Strategic Investments Measured and Recorded at Fair Value on a Non-Recurring Basis
The Company’s investments in privately held companies are not included in the tables above and are discussed in Note 4, “Investments.” The carrying values of the Company’s privately held equity securities are adjusted on a non-recurring basis upon observable price changes in orderly transactions for identical or similar investments of the same issuer, or impairment (referred to as the measurement alternative). Privately held equity securities that have been remeasured during the period based on observable price changes in orderly transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights and preferences of the investments, and obligations of the securities the Company holds. The fair value of privately held equity securities that have been remeasured due to impairment is classified within Level 3. The Company’s privately held debt and equity securities amounted to $149.8 million and $157.3 million as of September 30, 2026, and June 30, 2026, respectively.

4. Investments
Strategic Investments
Carrying value of privately held debt securities
The Company’s investments of privately held debt securities as of September 30, 2026 and June 30, 2026, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Privately held debt securities	$7,180	$—	$(2,750)	$4,430
Carrying value of privately held equity securities
Privately held equity securities are measured using the measurement alternative. The carrying value is measured as the total initial cost plus the cumulative net gain (loss).
The carrying values of privately held equity securities as of September 30, 2026 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$143,302
Cumulative net gains	2,105
Carrying value	$145,407
Privately held equity securities’ cumulative net gains were composed of upward adjustments of $19.7 million and downward adjustments and impairment charges of $17.6 million as of September 30, 2026.
During the period ended September 30, 2026, one of the Company's privately held equity investments entered into a definitive agreement to be acquired by a third party. This privately traded equity security was reclassified from strategic investments to prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, as the Company expects to receive cash proceeds upon the closing of the transaction within 12 months of the balance sheet date.
The carrying values of privately held equity securities as of June 30, 2026 are summarized below (in thousands):

Privately held equity securities
Initial total cost	$145,802
Cumulative net gains	7,034
Carrying value	$152,836
Privately held equity securities’ cumulative net gains were composed of upward adjustments of $14.9 million and downward adjustments and impairment charges of $7.9 million as of June 30, 2026.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Unrealized gains recognized on publicly traded equity securities	$—	$24,729
Unrealized gains recognized on privately held equity securities	4,757	2,297
Unrealized losses recognized on privately held equity securities including impairment	$(11,686)	$(500)
Unrealized gains (losses), net	$(6,929)	$26,526
Realized losses recognized on privately held equity securities	(77)	—
Realized gains recognized on privately held equity securities	177	—
Gains (losses) on strategic investments, net	$(6,829)	$26,526
Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$(6,929)	$1,797
Unrealized gains recognized on privately held equity securities include upward adjustments from equity securities accounted for under the measurement alternative, while unrealized losses recognized on privately held equity securities include downward adjustments and impairment.
Realized gains (losses) recognized on publicly traded equity securities, privately held equity securities, and debt securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
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
The following table sets forth the carrying amounts of the equity method investment and the movements during the three months ended September 30, 2026 (in thousands):

Equity Method Investment
Balance as of June 30, 2026	55,881
Effect of change in exchange rates	298
Balance as of September 30, 2026	$56,179
The carrying amount of the Company’s investment in VFT was reported within strategic investments in the condensed consolidated balance sheets.
5. Derivative Contracts
The Company has derivative instruments used for hedging activities as discussed below.
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of September 30, 2026 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$968,078	$63,749	$1,031,827	$762,435	$269,392	$1,031,827
The following table sets forth the notional amounts of the Company’s hedging derivative instruments as of June 30, 2026 (in thousands):

	Notional Amounts of Derivative Instruments
	Notional Amount by Term to Maturity			Classification by Notional Amount
	Under 12 months	Over 12 months	Total	Cash Flow Hedge	Non Hedge	Total
Forward contracts	$1,030,684	$62,031	$1,092,715	$704,613	$388,102	$1,092,715

The fair values of the Company’s derivative instruments were as follows (in thousands):

	Balance Sheet Location	September 30, 2026	June 30, 2026
Derivative assets
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$9,108	$17,110
Foreign exchange forward contracts	Other non-current assets	34	156
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	24	240
Total derivative assets		$9,166	$17,506

Derivative liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$10,723	$10,085
Foreign exchange forward contracts	Other non-current liabilities	874	988
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	3,201	5,932
Total derivative liabilities		$14,798	$17,005
The pre-tax effects of derivatives designated as cash flow hedging instruments on the condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Beginning balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$6,340	$24,679
Gross unrealized gains (losses) recognized in other comprehensive income (loss)	(790)	(6,709)
Net losses (gains) reclassified from cash flow hedge in accumulated other comprehensive loss into profit or loss:
Recognized in cost of revenues	(143)	180
Recognized in research and development	(4,676)	1,083
Recognized in marketing and sales	(1,465)	47
Recognized in general and administrative	(1,551)	263
Recognized in interest expense	—	(5,552)
Ending balance of accumulated gains (losses) in accumulated other comprehensive income (loss)	$(2,285)	$13,991

6. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Equipment	$16,355	$16,270
Computer hardware and software	72,111	73,057
Furniture and fittings	28,274	27,676
Leasehold improvements and other	126,652	125,604
Property and equipment, gross	243,392	242,607
Less: accumulated depreciation	(164,018)	(156,305)
Property and equipment, net	$79,374	$86,302
Depreciation expense was $9.1 million and $10.7 million for the three months ended September 30, 2026, and 2025.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter, or when indicators of impairment exist.
Goodwill consisted of the following (in thousands):

Goodwill
Balance as of June 30, 2026	$2,302,739
Additions	—
Measurement period adjustments	(155)
Effect of change in exchange rates	(133)
Balance as of September 30, 2026	$2,302,451
Intangible Assets
Intangible assets consisted of the following as of September 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$700,032	$(380,510)	$319,522
Patents, trade names, and other rights	118,928	(54,799)	64,129
Customer relationships	143,487	(125,420)	18,067
Total Intangible Assets	$962,447	$(560,729)	$401,718
Intangible assets consisted of the following as of June 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$700,032	$(356,383)	$343,649
Patents, trade names, and other rights	118,928	(50,555)	68,373
Customer relationships	143,487	(123,251)	20,236
Total Intangible Assets	$962,447	$(530,189)	$432,258
The weighted-average remaining useful lives of the Company’s acquired intangible assets as of September 30, 2026 are as follows:

Weighted-Average Remaining Useful Lives (Years)
Acquired developed technology	4
Patents, trade names, and other rights	4
Customer relationships	2
Amortization expense for intangible assets was approximately $30.5 million and $13.6 million for the three months ended September 30, 2026, and 2025 respectively.
The following table presents the estimated future amortization expense related to intangible assets held as of September 30, 2026 (in thousands):

Fiscal Years:
2027	$89,468
2028	117,244
2029	87,814
2030	73,839
2031	31,108
Thereafter	2,245
Total future amortization expense	$401,718
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Accrued expenses	$235,350	$198,206
Employee benefits	299,758	468,473
Tax liabilities	17,604	17,429
Customer deposits	21,040	19,185
Derivative liabilities	13,924	16,017
Other payables	35,953	45,269
Total accrued expenses and other current liabilities	$623,629	$764,579
9. Debt
Credit Facility
In August 2024, the Company’s principal U.S. operating subsidiary, Atlassian US, Inc., entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which eliminated a term loan facility and provides for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). The 2024 Credit Agreement replaced the Company’s prior credit agreement entered into in October 2020 (“2020 Credit Agreement”), which provided for a $1 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500 million senior unsecured revolving credit facility.
The 2024 Credit Facility bears interest, at the Company’s option, at a base rate or the Secured Overnight Financing Rate, plus, in each case, a spread of 0.875% to 1.50% per annum. In each case, the applicable margin will be determined by the consolidated leverage ratio of the Company and its subsidiaries, or, following the Company’s one-time option, the Company’s credit rating. The Company may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and the Company has the option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility matures in August 2029. As of September 30, 2026 there were no borrowings under the 2024 Credit Facility.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the 2024 Credit Facility at an annual rate ranging from 0.075% to 0.20%, determined by the Company’s consolidated leverage ratio, or, following the Company’s one-time option, the Company’s credit rating.

The 2024 Credit Facility requires compliance with various financial and non-financial covenants, including affirmative and negative covenants. The financial covenants include a maximum consolidated leverage ratio of 3.5x, which increases to 4.5x during the period of four fiscal quarters immediately following a material acquisition. As of September 30, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.
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
The Notes are senior unsecured obligations of the Company. The Company may redeem either series of the Notes, in whole or in part, at any time or from time to time at the applicable redemption price. Upon the occurrence of a change of control event, the Company will be required to make an offer to repurchase all outstanding Notes from their holders at a price equal to 101% of their principal amount thereof, plus accrued and unpaid interest to, but not including, the date of repurchase. The indenture governing the Notes also includes covenants (including certain limited covenants restricting the Company’s ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of September 30, 2026, the Company was in compliance with all covenants associated with the Notes.
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
The components of the Notes were as follows (in thousands, except percentage data):

Instrument	Expected Remaining Term (years)	Contractual Interest Rate	Effective Interest Rate	September 30, 2026	June 30, 2026
2029 Notes	2.6	5.250%	5.55%	$500,000	$500,000
2034 Notes	7.6	5.500%	5.71%	500,000	500,000
Unamortized debt discount and issuance costs				(9,955)	(10,440)
Long-term debt				$990,045	$989,560
The total estimated fair value of the Notes was approximately $1.0 billion as of September 30, 2026 and June 30, 2026. The estimated fair value of the Notes, which the Company deems Level 2 financial instruments, was determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
10. Commitments and Contingencies
Noncancellable Purchase Obligations
The Company has contractual commitments for services with third parties related to its cloud services platform, marketing-related contracts, and other services. These commitments are non-cancellable with contractual terms ranging from two to seven years, as disclosed in Note 12, “Commitments and Contingencies” of its Annual Report on Form 10-K for fiscal year 2026.
Operating Leases
There were no other material changes to the Company’s operating lease arrangements and future lease payments under non-cancelable operating leases, including obligations for leases that have not yet commenced, disclosed in Note 10, “Leases,” of the Company’s Annual Report on Form 10-K for fiscal year 2026.
Supplemental information related to operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease costs	$8,926	$10,625
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,730	$239
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
11. Revenue
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
As of September 30, 2026, approximately $4.7 billion of revenue is expected to be recognized from the transaction price allocated to remaining performance obligations. The Company expects to recognize revenue on approximately 66% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company’s revenues by geographic region based on end-users who purchased the Company’s offerings were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Americas
United States	$774,117	$613,017
Other Americas	108,547	92,769
Total Americas	882,664	705,786
EMEA
Germany	169,360	141,978
Other EMEA	530,145	424,101
Total EMEA	699,505	566,079
Asia Pacific	189,981	160,688
Total revenues	$1,772,150	$1,432,553
The Company’s revenues by deployment options were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cloud	$1,302,462	$997,708
Data Center	390,706	372,648
Marketplace and other	78,982	62,197
Total revenues	$1,772,150	$1,432,553
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
Contract Assets
The Company records a contract asset when revenue recognized on a contract exceeds the billings and the Company has an unconditional right to payment. Contract assets were $86.9 million and $53.5 million as of September 30, 2026 and June 30, 2026, respectively, and are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.
Deferred Revenue
The Company records deferred revenues when cash payments are received or due in advance of the Company satisfying its performance obligations, including amounts that are refundable. The changes in the balances of deferred revenue were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance, beginning of period	$2,661,691	$2,481,254
Additions	1,504,082	1,232,455
Revenue	(1,772,150)	(1,432,553)
Balance, end of period	$2,393,623	$2,281,156
For the three months ended September 30, 2026 and 2025, approximately 57% and 61% of revenue recognized was from the deferred revenue balances at the beginning of each fiscal year, respectively.
Deferred Contract Acquisition Costs
The changes in the balances of deferred contract acquisition costs were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance, beginning of period	$203,357	$136,340
Additions	30,553	19,097
Amortization expense	(22,642)	(14,839)
Balance, end of period	$211,268	$140,598
Deferred contract acquisition costs included in:
Prepaid expenses and other current assets	$82,639	$53,163
Other non-current assets	128,629	87,435
Total	$211,268	$140,598
The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
12. Geographic Information
The Company’s long-lived assets by geographic regions were as follows (in thousands):

	September 30, 2026	June 30, 2026
United States	$104,460	$104,167
Australia	55,701	60,602
India	22,422	25,044
All other countries	8,934	10,548
Total long-lived assets	$191,517	$200,361
Long-lived assets for this purpose consist of property and equipment and operating lease right-of-use assets.

13. Stockholders’ Equity
Stock-based Compensation
A summary of RSU activity for the three months ended September 30, 2026 was as follows (in thousands except share and per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of June 30, 2026	22,306,885	$149.21	$1,735,253
Granted	4,099,212	186.83	—
Vested	(2,095,225)	161.57	345,255
Forfeited or cancelled	(1,116,370)	167.97	—
Balance as of September 30, 2026	23,194,502	$153.84	$4,158,542
As of September 30, 2026, total compensation cost not yet recognized in the condensed consolidated financial statements related to employee and director RSU awards was $2.7 billion.
During the three months ended September 30, 2026, the Company did not grant any shares of restricted stock awards (“RSA”). During the three months ended September 30, 2025, the Company granted 7,744 shares of RSA in connection with business combinations. As of September 30, 2026 and June 30, 2026, there were 1,346,671 and 1,355,510 shares of RSA outstanding, respectively. These outstanding shares of RSA are subject to forfeiture or repurchase at the original exercise price during the repurchase period following employee termination, as applicable. The total aggregate intrinsic value of outstanding shares of RSA was $241.4 million and $105.4 million as of September 30, 2026 and June 30, 2026, respectively.
Share Repurchase Program
In October 2025, the Board of Directors authorized a program under which the Company may repurchase up to $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program”). The 2025 Repurchase Program commenced in March 2026 following completion of the previous repurchase program.
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
During the three months ended September 30, 2026, the Company repurchased and subsequently retired approximately 3.3 million shares of its Class A Common Stock for approximately $581.4 million at an average price per share of $174.10. The 1% excise tax on net share repurchases as a result of the Inflation Reduction Act is excluded from the total repurchase cost and average price. All repurchases were made in open market transactions. As of September 30, 2026, the Company was authorized to purchase a remaining $1.3 billion of its Class A Common Stock under the 2025 Share Repurchase Program.

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
For the calculation of diluted net income per share, basic earnings per share is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. For the reporting periods that the Company is in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of potential dilutive shares would have been anti-dilutive.
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$56,841	$33,880	$(32,539)	$(19,331)
Denominator:
Weighted-average shares outstanding	157,927	94,133	164,979	98,012
Net income (loss) per share, basic	$0.36	$0.36	$(0.20)	$(0.20)
Net income (loss) per share, diluted
Numerator:
Net income (loss)	$56,841	$33,880	$(32,539)	$(19,331)
Reallocation of undistributed earnings as a result of conversion of shares of Class B Common Stock to Class A Common Stock	33,880	—	—	—
Reallocation of undistributed earnings	—	(632)	—	—
Net income (loss) for net income (loss) per share, diluted	$90,721	$33,248	$(32,539)	$(19,331)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	157,927	94,133	164,979	98,012
Conversion of shares of Class B Common Stock to Class A Common Stock outstanding	94,133	—	—	—
RSA	1,347	—	—	—
Dilution from dilutive securities	3,443	—	—	—
Weighted-average shares used in computation net income (loss) per share, diluted	256,850	94,133	164,979	98,012
Net income (loss) per share, diluted	$0.35	$0.35	$(0.20)	$(0.20)

The potential weighted average dilutive securities that were not included in the dilutive earnings per share calculation because the effect would be anti-dilutive were as follows (shares in thousands):

	Three Months Ended September 30,
	2026	2025
Class A Common Stock restricted stock units	13,455	8,569
Class A Common Stock restricted stock awards	—	3
Total	13,455	8,572

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
The Company reported an income tax provision of $79.5 million for the three months ended September 30, 2026, as compared to an income tax benefit of $4.5 million for the three months ended September 30, 2025. The income tax provision for the three months ended September 30, 2026 was primarily attributable to the mix of earnings and losses at various jurisdictions, valuation allowances in the U.S. and Australia, and non-deductible stock-based compensation in certain foreign jurisdictions.
The income tax benefit for the three months ended September 30, 2025 was primarily attributable to the mix of earnings and losses at various jurisdictions, valuation allowances in the U.S. and Australia, and non-deductible stock-based compensation in certain foreign jurisdictions.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on available evidence as of September 30, 2026, the Company will continue to maintain a valuation allowance against U.S. federal, U.S. state, and Australian deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of, or a decrease in, the valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2026, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2026.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “aim,” “seek,” “could,” “would,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “forecast,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that articulate our expectations, strategy, plans or intentions, but these words are not the exclusive means for identifying such statements. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Subscription ARR
Subscription ARR is the annual recurring revenue from subscription agreements to our Cloud and Data Center offerings at a point in time. It reflects the annualized value of active subscriptions, including recurring revenue from upgrades and add-ons, but excludes one-time fees. For monthly subscriptions, ARR is calculated by multiplying monthly recurring revenue by 12. ARR should be viewed independently of revenue and does not represent our revenue under GAAP, as it is an operational metric that can be affected by contract start and end dates, renewal rates, and the timing of invoices. Subscription ARR as of September 30, 2026 and 2025 were $6,812 million and $5,559 million, respectively.
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

	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$468,530	$128,715
Less: Capital expenditures	(5,976)	(14,112)
Free cash flow	$462,554	$114,603
Free cash flow increased by $348.0 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in free cash flow was primarily attributable to an increase in net cash provided by operating activities. The increase in net cash provided by operating activities was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to vendors and employees.
For more information about net cash provided by operating activities, please see “Liquidity and Capital Resources.”
Components of Results of Operations
Sources of Revenues
Subscription Revenues

Subscription revenues consist primarily of fees earned from subscription-based arrangements for providing customers the right to use our software in a cloud-based infrastructure that we provide. We also sell on-premises term license agreements for our Data Center offerings, which consist of software licensed for a specified period and include support and maintenance services that are bundled with the license for the term of the license period. Subscription revenues also include subscription-based agreements for our premier support services. Subscription revenues are driven primarily by the number and size of active licenses, the type of deployment, and the price of the licenses. Our subscription-based arrangements generally have a contractual term of one to twelve months. For Cloud offerings, subscription revenue is recognized ratably as services are performed, commencing with the date the service is made available to customers. For Data Center offerings, we recognize revenue upfront for the portion that relates to the delivery of the term license, and the support and related revenue is recognized ratably as the services are delivered over the term of the arrangement. Premier support consists of subscription-based arrangements for a higher level of support across different deployment options, and revenue is recognized ratably as the services are delivered over the term of the arrangement.
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
Cost of Revenues
Cost of revenues primarily consists of expenses related to third-party hosting fees, including expenses related to our Cloud infrastructure and AI inference incurred through our customer’s usage of our AI tools, compensation expenses for our employees, including stock-based compensation, amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, payment processing fees, consulting and contractor costs associated with our customer support and infrastructure service teams, and facilities and related overhead costs.
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
We expect gross margin to decline slightly in fiscal year 2027, driven by decreased total revenue growth in fiscal year 2027 when compared to fiscal year 2026 due to greater upfront term license revenue recognized in fiscal year 2026, revenue mix shift from Data Center offerings to Cloud offerings, and increases in cost of revenues to support our increasing number of Cloud customers and their related AI usage, partially offset by the continued optimization of our Cloud infrastructure and support costs.

Operating Expenses
Our operating expenses are classified as research and development, marketing and sales, and general and administrative. For each functional category, the largest component is compensation expenses, which include salaries, bonuses, stock-based compensation, and employee benefit costs.
Research and Development
Research and development expenses consist primarily of compensation expenses for our employees, including stock-based compensation, third-party hosting fees to support the development of our offerings and AI inference, facilities and related overhead costs, and consulting and contractor costs associated with our software development teams. We continue to focus our research and development efforts on building new apps and AI agents, adding new features and services, integrating acquired technologies, increasing functionality, enhancing our Cloud infrastructure, and advancing our AI capabilities.
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
There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2026, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for fiscal year 2026.
New Accounting Pronouncements Pending Adoption
The impact of recently issued accounting standards is set forth in Note 2, “Summary of Significant Accounting Policies,” of the notes to our condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except for percentages of total revenues):

	Three Months Ended September 30,
	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Subscription	$1,697,818	96%	$1,374,502	96%
Other	74,332	4	58,051	4
Total revenues	1,772,150	100	1,432,553	100
Cost of revenues	261,918	15	257,924	18
Gross profit	1,510,232	85	1,174,629	82
Operating expenses:
Research and development	758,882	42	755,994	53
Marketing and sales	390,367	22	336,427	24
General and administrative	172,190	10	178,545	12
Total operating expenses	1,321,439	74	1,270,966	89
Operating income (loss)	188,793	11	(96,337)	(7)
Other income (expense), net	(16,485)	(1)	18,804	1
Interest income	12,084	1	29,845	2
Interest expense	(14,197)	(1)	(8,636)	—
Income (loss) before income taxes	170,195	10	(56,324)	(4)
Provision for (benefit from) income taxes	79,474	5	(4,454)	—
Net income (loss)	$90,721	5%	$(51,870)	(4)%

Three Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Subscription	$1,697,818	$1,374,502	$323,316	24%
Other	74,332	58,051	16,281	28
Total revenues	$1,772,150	$1,432,553	$339,597	24%
Total revenues increased $339.6 million, or 24%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Growth in total revenues was primarily attributable to increased demand for our offerings from existing customers. Of total revenues recognized in the three months ended September 30, 2026, over 90% was attributable to sales to customer accounts existing on or before June 30, 2026.
Subscription revenues increased $323.3 million, or 24%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in subscription revenues was primarily attributable to paid seat expansion, cross-sell of additional offerings to our existing customers, and price increases.
Other revenues increased $16.3 million, or 28%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in other revenues was primarily attributable to an increase of $11.3 million in marketplace revenue.
Total revenues by deployment options were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cloud	$1,302,462	$997,708	$304,754	31%
Data Center	390,706	372,648	18,058	5
Marketplace and other	78,982	62,197	16,785	27
Total revenues	$1,772,150	$1,432,553	$339,597	24%
Total revenues by geography were as follows:

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Americas	$882,664	$705,786	$176,878	25%
EMEA	699,505	566,079	133,426	24
Asia Pacific	189,981	160,688	29,293	18
Total revenues	$1,772,150	$1,432,553	$339,597	24%
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Cost of revenues	$261,918	$257,924	$3,994	2%
Gross margin	85%	82%
Cost of revenues increased $4.0 million, or 2%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The overall increase was primarily attributable to an increase of $40.9 million in hosting fees and an increase of $14.5 million in amortization expense, partially offset by a decrease of $19.2 million in compensation expense for employees (which includes a decrease of $7.5 million in stock-based compensation), and restructuring charges of $31.6 million recorded during the three months ended September 30, 2025.

Operating Expenses
Research and Development

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Research and development	$758,882	$755,994	$2,888	—%
Research and development expenses increased $2.9 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The overall increase was primarily attributable to an increase of $16.5 million in internal hosting fees and an increase of $12.1 million in compensation expenses for employees (which includes an increase of $8.8 million in stock-based compensation), partially offset by a decrease of $5.6 million in consulting and contractor costs, and restructuring charges of $12.1 million recorded during the three months ended September 30, 2025.
Marketing and Sales

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Marketing and sales	$390,367	336,427	$53,940	16%
Marketing and sales expenses increased $53.9 million, or 16%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The overall increase was primarily attributable to an increase of $44.1 million in compensation expenses for employees (which includes an increase of $4.3 million in stock-based compensation), and an increase of $10.2 million in advertising and marketing program expenses, partially offset by restructuring charges of $8.2 million recorded during the three months ended September 30, 2025.
General and Administrative

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
General and administrative	$172,190	178,545	$(6,355)	(4)%
General and administrative expenses decreased $6.4 million, or (4)%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The overall decrease was primarily attributable to a decrease of $2.9 million in legal and professional fees, and restructuring charges of $3.8 million recorded during the three months ended September 30, 2025, partially offset by an increase of $1.5 million in compensation expense for employees (which includes an increase of $1.2 million in stock-based compensation).
Other Income (Expense), net

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Other expense, net	$(16,485)	$18,804	$(35,289)	(188)%
Other income (expense), net decreased $35.3 million, or 188%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The overall decrease in other income, expense was primarily attributable to a decrease of $24.7 million in unrealized gains on public equity investments and an increase of $8.7 million in unrealized losses on private equity investments.
Interest Income

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest income	$12,084	$29,845	$(17,761)	(60)%
Interest income decreased $17.8 million, or 60%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in investment income as a result of decreased invested cash balances.

Interest Expense

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Interest expense	$(14,197)	$(8,636)	$(5,561)	64%
Interest expense increased $5.6 million, or 64% in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to the amortization of interest rate swap contracts recorded during the three months ended September 30, 2025.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,
(in thousands, except percentage data)	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$79,474	$(4,454)	$83,928	*
Effective tax rate	*	*
*    Not meaningful
Provision for income taxes increased $83.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to generating pre-tax income in the current period as compared to a pre-tax loss in the prior year period and the change in valuation allowance on Australian deferred tax assets related to deferred revenue recognition. See Note 15, “Income Taxes,” of the notes to our condensed consolidated financial statements for additional information.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act. Certain provisions are effective for us beginning in fiscal years 2026 and 2027. The changes had an immaterial impact on our provision for income taxes for the three months ended September 30, 2026, and we currently do not anticipate these changes to have a material impact on our results for fiscal year 2027.
The Organization for Economic Co-operation and Development introduced a framework for a global minimum corporate income tax of 15% known as the Global Anti-Base Erosion rules. This legislation has been enacted in certain jurisdictions where we operate. As of September 30, 2026, the global minimum tax does not have a significant impact on our financial statements. As additional jurisdictions enact legislation, transitional rules lapse, and other provisions of the global minimum tax legislation become effective, our effective tax rate and cash tax payments may increase in future years.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents totaling $1.1 billion and accounts receivable totaling $812.3 million. Since our inception, we have primarily financed our operations through cash flows generated by operations and corporate debt.

Our cash flows from operating activities, investing activities, and financing activities for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$468,530	$128,715
Net cash used in investing activities	(6,076)	(60,686)
Net cash used in financing activities	(588,010)	(252,807)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,288)	(5,929)
Net decrease in cash, cash equivalents, and restricted cash	$(127,844)	$(190,707)
Our primary source of cash is collections from our customers. Our primary uses of cash from operating activities are general business expenses, including employment expenses, cloud platform and other infrastructure services, income taxes, professional services fees, marketing expenses, software expenses, and facility expenses.
Net cash provided by operating activities increased by $339.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The net increase was primarily attributable to an increase in cash received from customers, partially offset by an increase in cash paid to vendors and employees.
Net cash used in investing activities decreased by $54.6 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The net decrease was primarily attributable to a decrease in net outflows of $30.9 million related to marketable securities activity, and a decrease in cash consideration paid for acquisitions, net of cash acquired of approximately $15.0 million.
Net cash used in financing activities increased by $335.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The net increase was attributable to an increase in repurchases of Class A Common Stock of $335.2 million.
Material Cash Requirements
Debt
As of September 30, 2026, we had $500.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 5.500% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the “Notes”). The 2029 Notes and the 2034 Notes will mature on May 15, 2029, and May 15, 2034, respectively. Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year, starting from November 15, 2024.
On August 12, 2024, Atlassian US, Inc.’s prior credit facility was amended and restated to provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). We may repay outstanding loans under the 2024 Credit Facility at any time, without premium or penalty, and we have an option to request an increase of $250 million in certain circumstances. The 2024 Credit Facility replaced our prior credit facility entered into in October 2020, which provided for a $1.0 billion senior unsecured delayed-draw term loan facility (the “Term Loan”) and a $500.0 million senior unsecured revolving credit facility. The 2024 Credit Facility matures in August 2029. As of September 30, 2026, there were no borrowings under the 2024 Credit Facility. Refer to Note 9, “Debt,” to our condensed consolidated financial statements for additional information.
Share Repurchase Program
In October 2025, the Board of Directors authorized a program under which we may repurchase up to $2.5 billion of the Company’s outstanding Class A Common Stock (the “2025 Repurchase Program”). The 2025 Repurchase Program commenced in March 2026 following completion of the previous repurchase program. The Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
During the three months ended September 30, 2026, we repurchased and subsequently retired approximately 3.3 million shares of Class A Common Stock for approximately $581.4 million at an average price per share of $174.10. The 1% excise tax as a result of the Inflation Reduction Act is excluded in the total repurchase cost and average price paid. All repurchases were made in open market transactions. As of September 30, 2026, $1.3 billion of Class A Common Stock remained available for repurchase under the 2025 Share Repurchase Program.

Contractual Obligations
Our principal commitments consist of contractual commitments for our cloud services platform and other infrastructure services, and obligations under leases for office space, including obligations for leases that have not yet commenced. Refer to Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information.
Other Future Obligations
We believe that our existing cash and cash equivalents, together with cash generated from operations, and borrowing capacity from the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our other future cash requirements will depend on many factors including our growth rate, the timing and extent of spend on research and development efforts, investment in AI, employee headcount and changes to employee compensation programs, marketing and sales activities, investment in enterprise sales, payments to tax authorities, acquisitions of additional businesses and technologies, the introduction of new software and services offerings, enhancements to our existing software and services offerings and the continued market acceptance of our offerings.
As of September 30, 2026, we are not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
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
•Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures, which consist of purchases of property and equipment.
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

The following table presents a reconciliation of our Non-GAAP Financial Measures to the most comparable GAAP financial measure for the three months ended September 30, 2026 and 2025 (in thousands, except percentage and per share data):

	Three Months Ended September 30,
	2026	2025
Gross profit
GAAP gross profit	$1,510,232	$1,174,629
Plus: Stock-based compensation	10,989	18,499
Plus: Amortization of acquired intangible assets	24,480	9,957
Plus: Restructuring charges (1)	—	31,592
Non-GAAP gross profit	$1,545,701	$1,234,677
Gross margin
GAAP gross margin	85%	82%
Plus: Stock-based compensation	1	1
Plus: Amortization of acquired intangible assets	1	1
Plus: Restructuring charges (1)	—	2
Non-GAAP gross margin	87%	86%
Operating income
GAAP operating income (loss)	$188,793	$(96,337)
Plus: Stock-based compensation	356,487	349,695
Plus: Amortization of acquired intangible assets	30,539	13,650
Plus: Restructuring charges (1)	—	55,678
Non-GAAP operating income	$575,819	$322,686
Operating margin
GAAP operating margin	11%	(7)%
Plus: Stock-based compensation	19	25
Plus: Amortization of acquired intangible assets	2	1
Plus: Restructuring charges (1)	—	4
Non-GAAP operating margin	32%	23%
Net income
GAAP net income (loss)	$90,721	$(51,870)
Plus: Stock-based compensation	356,487	349,695
Plus: Amortization of acquired intangible assets	30,539	13,650
Plus: Restructuring charges (1)	—	55,678
Adjustment for: Income tax (2)	(54,259)	(91,502)
Non-GAAP net income	$423,488	$275,651
Net income per share
GAAP net income (loss) per share - diluted	$0.35	$(0.20)
Plus: Stock-based compensation	1.39	1.33
Plus: Amortization of acquired intangible assets	0.12	0.05
Plus: Restructuring charges (1)	—	0.21
Adjustment for: Income tax (2)	(0.21)	(0.35)
Non-GAAP net income per share - diluted	$1.65	$1.04
Weighted-average diluted shares outstanding
Weighted-average shares used in computing diluted GAAP net income (loss) per share	256,850	262,991
Plus: Dilution from dilutive securities (3)	—	1,323
Weighted-average shares used in computing diluted non-GAAP net income per share	256,850	264,314
Free cash flow
GAAP net cash provided by operating activities	$468,530	$128,715
Less: Capital expenditures	(5,976)	(14,112)
Free cash flow	$462,554	$114,603

(1) Restructuring charges include stock-based compensation expense related to the rebalancing of resources for the three months ended September 30, 2025.
(2) We utilize a fixed long-term projected non-GAAP tax rate in our computation of the non-GAAP income tax adjustments in order to provide better consistency across interim reporting periods. In projecting this long-term non-GAAP tax rate, we utilized a three-year financial projection that excludes the direct and indirect income tax effects of the other non-GAAP adjustments reflected above. Additionally, we considered our current operating structure and other factors such as our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. For fiscal years 2027 and 2026, we determined the projected non-GAAP tax rate to be 24%. This fixed long-term projected non-GAAP tax rate eliminates the effects of non-recurring and period-specific items which can vary in size and frequency. Examples of the non-recurring and period specific items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. We will periodically re-evaluate this long-term rate, as necessary, for significant events. The rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix or fundamental tax law changes in major jurisdictions where we operate.
(3) The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended September 30, 2025 because the effect would have been anti-dilutive.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to our market risk from the information presented in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended June 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Acquisitions and strategic investments could disrupt our business, and we may be unable to integrate our acquisitions successfully or achieve the expected benefits of such transactions.
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
•Privacy concerns and laws as well as evolving regulation of cloud computing, AI products and services, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business and results of operations.
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
Many of our current and potential competitors have greater resources than we do, with established marketing relationships, larger enterprise sales forces, access to larger customer bases, pre-existing customer relationships, and major distribution agreements with consultants, system integrators, and resellers. Our competitors, particularly our competitors with greater financial and operating resources, may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. With the adoption of new technologies, including AI, the evolution of our apps, agents, and Collections, and new market entrants, we expect competition to intensify in the future. For example, our competitors may develop more effective AI products, more successfully incorporate AI into their offerings and sales strategy, gain or leverage superior access to certain AI technologies, or achieve higher market acceptance of their AI solutions. In addition, as we continue to expand our focus into new use cases or other offerings beyond software development teams, we expect competition to increase. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our offerings to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. Additionally, some current and potential customers have elected, and more may in the future elect, to develop or acquire their own internal collaboration and productivity software tools, including using AI-assisted development tools or environments, that would reduce or eliminate the demand for our solutions.
Our offerings seek to serve multiple markets, and we are subject to competition from a wide and varied field of competitors. Some competitors, particularly new and emerging companies with sizable venture capital investment, could focus all their energy and resources on one product line or use case and, as a result, any one competitor could develop a more successful product or service in a particular market we serve which could decrease our market share in that market and harm our brand recognition and results of operations. For all of these reasons and others we cannot anticipate today, we may not be able to compete successfully against our current and future competitors, which could harm our business, results of operations, and financial condition.
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
While a substantial majority of our business was historically generated from customers using Server products, which are no longer available, and Data Center products, our Cloud offerings have, over time, become more central to our distribution model, and this trend will continue in the future. To support this transition, we have directed a significant portion of our financial and operating resources to implement robust Cloud offerings and to migrate our existing customers to our Cloud offerings, which impact our results of operations, revenue recognition practices, and financial condition. For example, due to the higher fees associated with hosting our Cloud infrastructure, we have seen and expect to continue to see increased expenses and lower margins as customers transition to Cloud. Our strategy to provide our AI tools at no or low cost to the majority of our Cloud customers may further increase our hosting costs without corresponding revenue increases.
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
Acquisitions and strategic investments could disrupt our business, and we may be unable to integrate our acquisitions successfully or achieve the expected benefits of such transactions.
As part of our business strategy, we have completed a number of acquisitions and strategic investments in other companies, products and technologies, and continue to evaluate additional strategic transactions. Any acquisition, investment or business relationship may result in unforeseen operating challenges and expenditures, including:
•difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of an acquired company, particularly if we fail to retain its key employees;
•an acquired company’s products or services failing to adapt easily to our offerings, or delays or increased costs in transitioning the acquired technology onto our existing platforms;
•difficulty retaining suppliers, partners and customers of acquired companies;
•our due diligence failing to reveal all material liabilities, shortcomings or challenges of an acquired business, including issues relating to intellectual property, data rights or the provenance and performance of artificial intelligence or machine learning technologies, litigation, employees or company culture, customers, product quality or architecture, regulatory compliance practices or tax and accounting practices; and
•identified or unknown risks or liabilities relating to data security, cybersecurity vulnerabilities, data privacy obligations, or breaches.

Acquisitions may also disrupt our business, divert our resources, and require significant management attention otherwise available for developing our existing business. We may not successfully utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. Investments involve numerous risks, including the impairment of our investments or the possibility our investees will be unable to obtain future funding on favorable terms or at all. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized within the timeframe we expect, or at all.
In the future, we may not be able to find suitable acquisition or strategic investment candidates, and we may not be able to complete such transactions on favorable terms, or at all. Any future acquisitions or strategic investments we complete could be viewed negatively by users, customers, developers, or investors. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to complete these transactions may be subject to regulatory, antitrust, foreign investment, or other third-party approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed or may be completed on less favorable terms than originally contemplated. For one or more of those transactions, we may:
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
We believe that a critical contributor to our success has been our corporate values, which we believe foster innovation, teamwork, and an emphasis on customer-focused results. In addition, we believe that our values create an environment that drives and perpetuates our product strategy and low-cost distribution approach. As we undergo growth in our customer and employee base and maintain a remote-first “Team Anywhere” work environment, we may find it difficult to maintain our corporate values. Any failure to preserve our values could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
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
Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we have in the past, we may also experience security events that may remain undetected for a period and, therefore, have a greater impact on the products we offer, the proprietary data processed through our services, and, ultimately, on our business.
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
In May 2024, we issued $500 million aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $500 million aggregate principal amount of 5.500% senior notes due 2034 (together with the 2029 Notes, the “Notes”). In August 2024, we amended and restated our prior credit facility to eliminate the senior unsecured delayed-draw term loan facility and provide for a $750 million senior unsecured revolving credit facility (the “2024 Credit Facility”). As of September 30, 2026, we had no outstanding revolving loans under the Credit Facility.
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
The OECD established a coordinated set of rules intended to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax (“Pillar Two”). Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules became applicable to us in fiscal year 2025. In response to U.S. opposition to certain aspects of Pillar Two, in January 2026 the OECD introduced a new “side-by-side” safe harbor that is available to us beginning in fiscal year 2027. This safe harbor excludes U.S.-parent groups from certain provisions of Pillar Two; however, locally enacted domestic minimum taxes would continue to apply. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include changes in tax rates, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.
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
As sustainability best practices and reporting standards continue to develop, we expect to incur increasing costs relating to sustainability monitoring, reporting, and compliance. In recent years, there has been a proliferation of climate and other sustainability disclosure requirements at the local, national, and international levels, which have required and will continue to require significant time, effort, and resources in order to comply with differing requirements. For example, we are now subject to mandatory climate-related disclosure requirements in Australia under the Australian Sustainability Reporting Standards (including AASB S1 and AASB S2 Climate-related Disclosures) and the Corporations Act 2001 (Cth), and we expect to become subject to additional mandatory climate and sustainability disclosure regimes in other jurisdictions in which we operate including, for example, the European Union’s Corporate Sustainability Reporting Directive, California’s climate disclosure laws and regulations (including the Climate Accountability Package), and analogous regimes in the United States and elsewhere. These regimes require us to make new and expanded disclosures regarding our climate-related governance, strategy, risk management, metrics and targets, and may differ from one another in scope, methodology, materiality threshold, and assurance requirements. Differences or perceived inconsistencies between our disclosures across these regimes, or between these disclosures and our other public statements (including our Sustainability Report) could expose us to enforcement action, private litigation, regulatory inquiry, or reputational harm. These variations may occur even where the underlying data is accurate, reflecting the application of different regulatory frameworks or the structural necessity of reporting across distinct corporate perimeters and legal entity boundaries (such as regional subsidiary-level data perimeters versus our global consolidated organizational footprint).

Additionally, our ability to achieve our public sustainability commitments including our target to achieve net-zero emissions by fiscal year 2040 and our near-term emissions reduction targets for fiscal years 2026 through 2030, depends heavily on the independent climate targets and cooperation of our third-party suppliers and cloud infrastructure vendors, as well as the broader decarbonization of the energy grid and the availability of high-quality carbon credits.
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
Shares of our Class B Common Stock have ten votes per share and shares of our Class A Common Stock have one vote per share. As of September 30, 2026, stockholders who hold our Class B Common Stock collectively hold approximately 86% of the voting power of our outstanding share capital and entities affiliated with our Co-Founders, Michael Cannon-Brookes and Scott Farquhar, collectively hold substantially all of our Class B Common Stock. The holders of our Class B Common Stock will collectively continue to control a majority of the combined voting power of our capital stock so long as the outstanding shares of our Class B Common Stock represent at least 10% of all shares of our outstanding Class A Common Stock and Class B Common Stock in the aggregate. Therefore, if Messrs. Cannon-Brookes and Farquhar retain a significant portion of their holdings of our Class B Common Stock for the foreseeable future, they will control a significant portion of the voting power of our capital stock and be able to control substantially all matters submitted to our stockholders for approval. This will limit the ability or preclude the ability of our stockholders to influence corporate matters, including the election of directors and the amendments of our organizational documents. This concentrated control may also have the effect of delaying, preventing or deterring a change in control of Atlassian, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of Atlassian and might ultimately affect the market price of our Class A Common Stock.
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
The market price of our Class A Common Stock could decline as a result of substantial sales of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2026, we had 158,022,970 outstanding shares of Class A Common Stock and 94,133,617 outstanding shares of convertible Class B Common Stock. We have also registered shares of Class A Common Stock that we issue under our employee equity incentive plans. These shares may be sold freely in the public market upon issuance.
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
•heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our financial statements;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Share repurchases of our Class A Common Stock for the three months ended September 30, 2026 were as follows (in thousands, except for average price paid per share):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 2026	263,062	$88.47	263,062	$1,845,340,289
August 2026	982,800	169.51	982,800	$1,678,758,013
September 2026	2,093,638	$187.02	2,093,638	$1,287,245,287
Total	3,339,500		3,339,500
(1)    In October 2025, the Board of Directors authorized a program under which we may repurchase up to $2.5 billion of our outstanding Class A Common Stock (the “2025 Repurchase Program”). The 2025 Repurchase Program commenced in March 2026 following completion of the previous repurchase program.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
On August 9, 2026, Michael Cannon-Brookes, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, through a trust for which he is the trustee, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the purchase of up to the lesser of (i) $250 million or (ii) 2,507,500 in shares of Atlassian’s Class A Common Stock, pursuant to the terms of the plan, until May 21, 2027.
On September 3, 2026, Scott Farquhar, a member of the Company’s Board of Directors, through a partnership for which he is a partner, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 3,393,500 shares of Atlassian’s Class A Common Stock, pursuant to the terms of the plan, until December 4, 2027. The plan is part of Mr. Farquhar’s long-term strategy for individual asset diversification and liquidity. Under the plan, the sales will be spread out until the plan’s expiration date, in order to reduce market impact on any given day.

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

ATLASSIAN CORPORATION

Date: November 6, 2026	By:	/s/ James Chuong
		Name:	James Chuong
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)